Form 10-K
period 1993-12-31
CORNERSTONE NATURAL GAS INC
filed 1994-03-24
CIK 725625

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------


                               SECURITIES AND EXCHANGE COMMISSION
                                     WASHINGTON, D.C. 20549

                                            FORM 10-K

                    /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                 SECURITIES EXCHANGE ACT OF 1934
                           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                     /  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                             OF THE SECURITIES EXCHANGE ACT OF 1934

                                 Commission file number 0-11994

                                  CORNERSTONE NATURAL GAS, INC.
                     (Exact name of registrant as specified in its charter)

                  DELAWARE                                   74-1952257
       (State or other jurisdiction of                      (IRS Employer
       incorporation or organization)                    Identification No.)

          8080 N.CENTRAL EXPRESSWAY                             75206
                 SUITE 1200                                  (Zip Code)
                DALLAS, TEXAS
  (Address of principal executive offices)


         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (214) 691-5536

                   SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                      NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                          WHICH REGISTERED
             -------------------                          ----------------

   Common Stock, $0.10 par value per share             American Stock Exchange

                   SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                              None

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILINGS
REQUIREMENTS FOR THE PAST 90 DAYS.  YES __X__   NO _____

      INDICATE BY CHECK MARK WHETHER DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN THE PROXY STATEMENT INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.
YES _____  NO __X__

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT. YES __X__ NO _____

      AS OF MARCH 21, 1994, THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING WAS 12,515,959. THE AGGREGATE MARKET VALUE OF THE 6,172,333 SHARES OF COMMON STOCK HELD BY NONAFFILIATES OF CORNERSTONE NATURAL GAS, INC. AS OF SUCH DATE WAS APPROXIMATELY $10,030,041.

                              DOCUMENTS INCORPORATED BY REFERENCE:

            Portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 1994, are incorporated herein by reference into Part III of this Form 10-K.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                 TABLE OF CONTENTS TO FORM 10-K




PART I                                                                      PAGE
                                                                            ----

 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1-6
 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . .       6-9
 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .         9
 4.   Submission of Matters to a Vote of Security Holders. . . . . . .         9

PART II

 5.   Market for Registrant's Common Equity and Related
      Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . .        10
 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . . .        11
 7.   Management's Discussion and Analysis of Financial Condition and
      Results of Operations. . . . . . . . . . . . . . . . . . . . . .     12-16
 8.   Financial Statements and Supplementary Data. . . . . . . . . . .     16-33
 9.   Changes in and Disagreements on Accounting and Financial
      Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . .        33

PART III

10.   Directors and Executive Officers of the Registrant . . . . . . .        33
11.   Executive Compensation . . . . . . . . . . . . . . . . . . . . .        33
12.   Security Ownership of Certain Beneficial Owners and Management .        33
13.   Certain Relationships and Related Transactions . . . . . . . . .        33

PART IV

14.   Exhibits, Financial Statement Schedules and Reports and Form 8-K .   33-41

`

                                             PART I

ITEM 1.  BUSINESS.

GENERAL

Cornerstone Natural Gas, Inc. (formerly Endevco, Inc.), a Delaware corporation ("Cornerstone"), is engaged in the business of natural gas pipeline and natural gas processing operations. Natural gas pipeline operations include purchasing, gathering, transporting and marketing of natural gas. Natural gas processing operations include recovering and marketing of natural gas liquids ("NGLs") from natural gas and treating natural gas by removing noncommercial components. Natural gas processing operations also include refining condensate and crude oil into various petroleum products. Cornerstone, its subsidiaries and affiliated companies are herein collectively referred to as the "Company", unless the context otherwise indicates.

The Company was incorporated under the laws of Texas in 1977 as Endevco, Inc. and was reincorporated under the laws of Delaware in May 1988. The Company changed its name in November 1993 to Cornerstone Natural Gas, Inc. in connection with its emergence from bankruptcy. The Company's principal administrative offices are located at 8080 North Central Expressway, Suite 1200, Dallas, Texas 75206 and the telephone number is (214) 691-5536.

RECENT DEVELOPMENTS

On June 4, 1993, Endevco, Inc. and its subsidiaries ANGIC, Inc. (formerly known as Cornerstone Natural Gas Company), Mississippi Fuel Company and Endevco Taft Company (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Texas, Sherman Division (the "Bankruptcy Court"). No other subsidiary of the Company was included in the bankruptcy filing.

On September 29, 1993, the Bankruptcy Court confirmed the Debtor's First Amended Joint Plan of Reorganization (the "Plan"), and the Plan was consummated on November 2, 1993. For details about the Plan see Note 2 of "Notes to Consolidated Financial Statements" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

NATURAL GAS PIPELINE OPERATIONS

GENERAL. In November 1993, the Company transferred four of its natural gas gathering and transmission systems to its former Noteholders in return for the release of approximately $44.1 million in debt and accrued interest. See Note 2 of "Notes to Consolidated Financial Statements" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations". However, management believes that it is essential to own natural gas pipeline systems in order to compete in the natural gas industry. Therefore, the Company will continue to pursue natural gas pipeline projects. Revenues from these operations are generated in two ways. First, natural gas is transported or purchased and sold using Company-owned facilities, resulting in what are termed "System sales". Second, natural gas is purchased and sold using only facilities owned by third parties, resulting in what are termed "Off-system sales". The Company's natural gas pipeline operations accounted for 53%, 49%, and 56% of consolidated revenues in 1993, 1992 and 1991 respectively. For information about revenues, operating earnings and identifiable assets, see Note 9 of "Notes to Consolidated Financial Statements".

SYSTEM SALES. System sales accounted for 90%, 91%, and 94% of natural gas pipeline operations gross margin in 1993, 1992 and 1991 respectively. The Company has two primary strategies for utilizing its facilities to generate System sales. One is to aggregate supplies of natural gas connected to its systems and deliver the natural gas to local markets or connecting pipelines. The Company typically gathers natural gas at the wellhead or a central gathering location. This natural gas is primarily owned by independent producers, however, some is owned by major integrated oil companies. The Company either transports for a fee or purchases the natural gas at the wellhead and, if there is no local market, arranges transportation on the intrastate and interstate pipelines and resells it to local distribution companies ("LDCs"), utilities, commercial or industrial end-users or other natural gas marketing companies.



The Company generally purchases natural gas under contracts whose prices are determined by prevailing market conditions. Gas is then resold at higher prices under sales contracts with similar pricing terms. The Company earns a margin equal to the difference between the gas purchase price it pays the supplier and the sales price it receives from the purchaser. The

Company also offers services such as marketing, gas control, contract administration and pipeline operations which are not usually available to small producers.

The Company's other strategy is to identify a utility or industrial end-user whose natural gas is supplied from limited sources. As a result of the limited competition, these end-users often pay a premium price for their natural gas. Typically, the Company will enter into a long-term contract (3-10 years) to construct a pipeline and supply all, or some agreed upon minimum, of the end-user's natural gas needs. The Company generally shares a portion of the price savings with the end-user. This allows the end-user to pay less for their natural gas supply and the Company to recover its capital expenditures over a short period of time. The Company completed one such project in 1993, its Port Hudson System located in East Baton Rouge Parish, Louisiana.

OFF-SYSTEM SALES. In addition to marketing natural gas gathered and transported through its systems, the Company purchases and sells gas acquired from others utilizing only third party systems. In such transactions, the Company usually contracts on a short-term "best efforts" basis with producers, pipelines or other suppliers and sells to LDCs, utilities, commercial or industrial end-users or other natural gas marketing companies. The volume of natural gas throughput for Off-system sales can vary significantly from month-to-month. Off-system sales allow the Company to respond quickly to changing market conditions particularly in peak demand periods. Off-system sales also allow the Company to develop new marketing relationships that can later be supplied by the Company's own facilities.

GAS SUPPLIES. The Company does not own any natural gas reserves. However, the Company continually seeks new supplies of natural gas connected to its systems, both to offset natural declines and to provide new supplies to increase throughput. The Company purchases Off-system natural gas from a variety of suppliers including independent producers, major integrated oil companies and other natural gas marketing companies. With the advent of "open access" on the interstate pipelines, the Company has an abundant source of natural gas to supply its current markets.

NATURAL GAS PROCESSING AND OPERATIONS

GENERAL. The Company's original core business was the treating and processing of natural gas. Management is currently refocusing on this core business. The Company is in the process of relocating two cryogenic gas processing plants from Brazoria County, Texas to Lincoln Parish, Louisiana to replace existing refrigerated lean oil facilities. These plants will be used in conjunction with the Company's approximately 492 miles of gathering pipelines in North Louisiana. The plants, with an inlet capacity of 45-50 million cubic feet per day ("MMCFD"), are expected to be operational early in the second quarter of 1994.

The Company entered into petroleum refining during the fourth quarter of 1988. Management of the reorganized Company believes it is necessary to decrease its emphasis on refining. Therefore, the Company discontinued operations at one of its two refineries in July 1993. Management is continuing to examine its alternatives to further decrease its emphasis on refining operations. The Company's gas processing and refining operations accounted for 47%, 51%, and 44% of consolidated revenues in 1993, 1992 and 1991 respectively. For more information about revenues, operating earnings and identifiable assets, see Note 9 of "Notes to Consolidated Financial Statements".

GAS LIQUIDS EXTRACTION. The Company's gas liquids extraction operations consist primarily of extracting NGLs such as ethane, propane, butane and natural gasoline from a natural gas stream. Gathering facilities collect natural gas from producers' wells and transport it to a Company processing plant where it is separated into NGLs and residue gas. The NGLs are then either fractionated into differentiated component products by the Company or transported by truck to a central location for fractionation. Once fractionated, NGLs are transported by truck and sold to end-users or wholesalers.

The Company historically has installed a natural gas processing plant in areas where wells produce natural gas that either contain sufficient NGLs to economically process or that require processing to meet pipeline quality standards. The value of the NGLs is generally greater if extracted than if left in the natural gas stream. The Company agrees to install a natural gas processing plant in exchange for a portion of the proceeds from the NGLs extracted or for a fee. The Company may also receive a portion of the residue gas.

Generally, gas liquids extraction services have been performed separately from the Company's natural gas pipeline operations. However, the Company has fully integrated its gathering and processing facilities in North Louisiana to provide full service to the producers. The Company gathers, treats, processes and often markets natural gas and NGLs for a percentage of the proceeds or, in some cases, for a fee.

The Company's North Louisiana facilities are located in an area of known hydrocarbon production and although there can be no assurance of continued development, management believes that additional natural gas and gas liquids reserves will be developed to offset normal production declines in the area. The Company is working diligently to put several of its idle gas processing and treating plants back into service. See "Properties - Gas Liquids Recovery/Refining". The Company's gas liquids extraction operations would be adversely affected by a decline in NGL prices or a decline in natural gas throughput.

PETROLEUM REFINING. The Company's refining operations consist of manufacturing petroleum products including unleaded gasoline, hydrocarbon solvents, diesel fuel, residual fuel oil and other related products from crude oil and condensate ("feedstock"). The feedstock is gathered by transporters from area leases by truck or pipeline to the plants. The feedstock is separated into major components by a series of processes and then blended and/or converted into finished products. The processes include distillation, hydrosulfurization, catalytic reforming, isomerization and fractionation. A solvent unit at the Claiborne plant adds a further process of splitting the diesel-kerosene stream into hydrocarbon solvents. The finished products are transported by truck or pipeline to wholesalers or end-users. The Company is putting less emphasis on its refining operations as a result of the working capital financing requirements and volatility of refining margins.

GAS TREATING. Gas treating operations involve the treating of unmarketable natural gas to remove impurities and thus make it marketable. This service is generally performed for producers under contract, whereby the Company agrees to install and operate a facility to remove noncommercial components from gas
dedicated to that facility.   The services are normally conducted under long-
term contracts for a fixed fee, a per unit fee, or a combination thereof. The Company's gas treating operations would be adversely affected by reduced volumes of gas treated. The Company is actively working to put its idle gas treating facilities back into service. See "Properties - Gas Liquids Recovery/Refining".

MARKETS AND MAJOR CUSTOMERS

NATURAL GAS PIPELINE OPERATIONS. The Company's reorganization included the transfer of four gas pipeline systems to the Company's former Noteholders. See
Note 2 of "Notes to Consolidated Financial Statements" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations". This significantly reduced the Company's natural gas pipeline operations. Additionally, the financial difficulties of the Company and associated uncertainties reduced the number of suppliers willing to do business on normal terms. As a result, the Company was limited in the amount of natural gas it could buy. The Company kept its major customers supplied first and sold to others only when supply was available. As such, the Company reduced the overall number of sales customers in 1993. During 1993, the Company's sales to Georgia Pacific Company accounted for 12% of consolidated revenues. During 1992 and 1991, the Company had no single customer from its natural gas pipeline operations responsible for over 10% of consolidated revenues.

GAS PROCESSING AND OPERATIONS. The Company has begun to decrease its emphasis on refining operations. As a result, the Company had no single customer from its gas processing operations responsible for over 10% of consolidated revenues in 1993 or 1992. During 1991, the Company's sales to Continental Ozark accounted for 14% of consolidated revenues.

PRODUCT PRICES. During the three years ended December 31, 1993, the average sales prices for natural gas, significant NGLs, and refined products were as follows:


                                                             1993        1992         1991
                                                           --------    --------     --------
Natural gas sales ($/MMBTU):
      System sales . . . . . . . . . . . . . . . . . .     $  2.17     $  1.80     $  1.57
      Off-system sales . . . . . . . . . . . . . . . .     $  2.24     $  2.00     $  1.94
Average NGL prices ($/Gal):
      Propane. . . . . . . . . . . . . . . . . . . . .     $  0.33     $  0.32     $  0.36
      Butanes (Iso and Normal) . . . . . . . . . . . .     $  0.36     $  0.38     $  0.42
      Natural gasoline . . . . . . . . . . . . . . . .     $  0.45     $  0.49     $  0.54
Refined product prices ($/Gal):
      Regular unleaded gasoline. . . . . . . . . . . .     $  0.53     $  0.57     $  0.62
      Jet fuel . . . . . . . . . . . . . . . . . . . .     $  0.55     $  0.57     $  0.61
      Diesel . . . . . . . . . . . . . . . . . . . . .     $  0.53     $  0.56     $  0.57
      Solvents . . . . . . . . . . . . . . . . . . . .     $  0.67     $  0.66     $  0.74
      Residual fuel oil and gas oil. . . . . . . . . .     $  0.43     $  0.47     $  0.49


The Company sometimes receives NGLs in kind as its fee for its gas processing services. Revenues from such operations are directly affected by fluctuations in NGL prices. The natural gas sales contracts and natural gas purchase contracts of the Company are generally interrelated as to term and pricing, and the Company's income is derived from either a fixed spread or a fixed fee per unit of natural gas. Although the margin between purchase and resale prices tends to fluctuate with the increase or decrease in the sales price of natural gas, such fluctuations are generally less severe and not necessarily directly correlative with the changes in natural gas prices.

COMPETITION

The natural gas pipeline and natural gas processing industries are highly competitive. In marketing natural gas, the Company has numerous competitors, including marketing affiliates of major interstate pipelines, the major integrated oil companies, and local and national gas gatherers, brokers and marketers of widely varying sizes, financial resources and experience. Certain competitors, such as major oil companies, have capital resources many times greater than those of the Company and control substantial supplies of natural gas. Local utilities and distributors of natural gas (some of which are customers of the Company) are, in some cases, engaged directly, and through affiliates, in marketing activities that compete with the Company.

The Company competes against other companies in the gathering, marketing and transmission business for supplies of natural gas, for customers to whom to sell its natural gas, and for availability of pipeline capacity. Competition for natural gas supplies is primarily based on efficiency, reliability, availability of transportation and ability to pay a satisfactory price for the producer's natural gas. Competition for customers is primarily based upon reliability of supply and price of deliverable natural gas. Some of the Company's customers have the capability of using alternative fuels. In these cases, the Company also competes against companies capable of providing alternative fuels on the basis of price.

Since the capacity of the major interstate pipelines is sometimes less than sufficient to transport all natural gas that could otherwise be purchased, the Company and its customers and suppliers are often in competition with other shippers for pipeline capacity. The Company's ability to transport its natural gas through third party pipelines may be adversely affected during periods of peak demand because the Company and some of its principal suppliers and purchasers have interruptible transportation rights. During periods of peak demand, shippers with firm transportation rights may displace natural gas being shipped by its customers and suppliers. The Company attempts to alleviate these problems by emphasizing sales to local markets or to customers having firm transportation rights on interstate pipelines.


The Company has net operating loss ("NOL") carryforwards for income tax purposes of approximately $28.9 million. In addition, the Company has unused investment tax credits of approximately $1.6 million available to offset future federal income tax liabilities. Management expects these tax benefits to give the Company a competitive advantage when bidding on new projects.

GOVERNMENTAL REGULATION

Governmental regulation has a significant effect on the Company's operations. Its facilities and operations are affected by both federal and state regulatory agencies. State regulatory agencies are responsible for the enforcement of applicable state statutes and regulations, and generally have the responsibility of enforcing the Natural Gas Pipeline Safety Act of 1968 and the regulations promulgated thereunder. The Federal Energy Regulatory Commission ("FERC") is responsible generally for enforcing federal statutes and regulations applicable to the natural gas industry, and the Environmental Protection Agency ("EPA") and other federal and state agencies are responsible for enforcing various environmental laws and regulations.

FEDERAL REGULATION. The primary federal statutes associated with the regulation of the natural gas industry are the Natural Gas Act of 1938 (the "NGA") and the Natural Gas Policy Act of 1978 (the "NGPA"). The provisions of the statutes are effected through regulations promulgated by the FERC which are of particular relevance in the regulation of the natural gas industry.

The NGA applies to (i) the transportation of natural gas in interstate commerce
(ii) sales of natural gas for resale in interstate commerce and (iii) companies engaged in either the transportation of, or sale for resale of, natural gas in interstate commerce. The gathering and local distribution of natural gas, as well as transportation and sales transactions not included in the three aforementioned categories, are specifically excluded from the purview of the NGA. Further, the NGPA provided additional exceptions and exemptions from NGA regulation.

The passage of the NGPA addressed partial deregulation of both the sale and the transportation of natural gas. Certain sales and transportation transactions, previously subject to NGA jurisdiction, were exempted from NGA jurisdiction.
Section 311 of the NGPA allows, among other things, intrastate pipelines to perform certain specifically described types of transportation and sales transactions in interstate commerce without becoming subject to the NGA.

The FERC has promulgated regulations to increase competition in the natural gas industry. The current regulatory scheme of the FERC is designed to make access to natural gas transportation services more available. Through its regulations, FERC has created the "open access" concept. Open access means that natural gas pipelines subject to this regulation must offer natural gas transportation services upon similar terms, and without undue discrimination, to all who desire such services. The FERC has attempted to create more competition in the natural gas industry by requiring interstate pipelines to "unbundle" their services. Unbundling means charging separately for each service (i.e., sales, transportation, storage, swing capacity, etc.), that the pipeline performs. The customer pays only for services actually requested. Although many of these initiatives are new, and their ultimate impact cannot be predicted, these efforts have increased and are generally expected to further increase access to transportation and other services which encourage greater competition among natural gas suppliers and transporters.

The Company is dependent upon the transportation services of various interstate pipeline companies. Much of the natural gas purchased and sold by the Company is transported through the facilities of these companies. Thus, changes in the rules, regulations and policies implemented by the FERC with respect to interstate pipelines may impact the Company.

The Company offers transportation services through its Texas intrastate pipeline systems on an open access basis subject to certain NGA-exempt provisions of the NGPA and applicable FERC regulations. Rates for transportation services through the Company's systems in Texas are, pursuant to special approval by the FERC, required to be established and approved by the Texas Railroad Commission. Thus, certain of the Company's operations are directly affected by the regulations and policies of FERC.

STATE REGULATION. The Company's operations are also subject to regulation by various agencies of the states in which the Company operates. State regulatory requirements and policies, and the effects thereof, vary from state to state. Those of the states of Louisiana, Texas and Pennsylvania have the greatest impact on the Company due to the concentration of the Company's capital in such states and the volume of business associated therewith.

The Company's operations in Texas are subject to the Texas Utility Regulatory Act, as implemented by the Texas Railroad Commission. Generally, the Texas Railroad Commission is vested with authority to ensure that rates charged for natural gas sales and transportation services are just and reasonable. The Company's operations within the states of Pennsylvania and

Louisiana are subject to regulation by the applicable state regulatory agencies, which generally regulate the rates and services offered by the Company in these states.

ENVIRONMENTAL AND SAFETY MATTERS

The Company's activities in connection with the operation and construction of pipelines, plants and other facilities for transporting, processing or treating natural gas and other products are subject to environmental regulation by federal and state authorities. This includes state air and water quality control boards and the EPA, which can increase the cost of planning, designing, initial installation and the operations of such facilities. The Occupational Safety and Health Administration's final rule on "Process Safety Management" which became law in February 1992, has been a labor intensive project requiring certain additional manpower. The Company is preparing its process hazard analyses and will implement any required changes. The law requires full compliance by 1996. It is not expected that the Company will be required in the near future to expend amounts that are material in relation to its total capital expenditures to comply with environmental or safety laws.

EMPLOYEES

At March 21, 1994, the Company had 129 full-time employees.

ITEM 2.         PROPERTIES.

GATHERING AND TRANSMISSION SYSTEMS. The Company's gathering and transmission systems are primarily in Texas and Louisiana. The principal systems are the Port Hudson System, the Mountain Creek System, the Elm Grove System, the Gregg County System and the East Texas System. Two other pipeline systems (the Dubach and Claiborne Systems) are utilized in connection with the Company's gas processing operations.

The Company completed construction and began initial deliveries through its Port Hudson System in April 1993. This 5.0 mile pipeline system has a capacity of 40 MMCFD and has averaged 20 MMCFD since completion. The Company has a five year contract to deliver natural gas to an industrial end-user in East Baton Rouge Parish, Louisiana. The Company receives natural gas through an interstate pipeline for redelivery.

The Company completed construction and began initial deliveries through its Mountain Creek Pipeline System in November 1989. The Company owns 50% and is the operator of this approximately 15.5 mile system located near Dallas, Texas. This system has a capacity of approximately 225 MMCFD and averaged 26 MMCFD in 1993. The system delivers natural gas under a 20 year contract to a plant owned by a local electric company. The plant is obligated under the contract to take at least 50% of its natural gas supply from the Mountain Creek System.

The Company completed construction and began initial deliveries through its Elm Grove System in October 1990. This approximately 5.4 mile system receives gas from a central gathering point and delivers it to a gas processing plant in Bossier Parish, Louisiana. The capacity of this system is approximately
20 MMCFD. Although this system only averaged 3 MMCFD in 1993, it is strategically located should new natural gas wells be drilled in the area.

The Company completed construction and began initial deliveries through its Gregg County System in May 1990. This 1.6 mile pipeline system has a capacity of 10 MMCFD and averaged throughput in 1993 of approximately 2 MMCFD. The Company had an initial three year contract to deliver natural gas to an industrial end-user in Gregg County, Texas. The Company now operates on a year-to-year contract.

The East Texas System consists of two separate pipelines, the Nacogdoches System and the Shelby County System. The East Texas System was constructed in April 1984 and was expanded in 1985. The East Texas System aggregates approximately 84 miles of gathering and transmission lines in Nacogdoches and Shelby Counties, Texas. This system averaged 3 MMCFD in 1993. The system gathers natural gas from the wellhead and is interconnected with four major pipelines (two intrastate and two interstate) that serve the Gulf Coast and Midwest markets.

The Dubach System was acquired in November 1988 in connection with the Company's purchase of the Dubach and

Calhoun gas processing and refining plants. The system consists of approximately 302 miles of gathering lines and its principal purpose is to gather natural gas to be processed at the Company's North Louisiana facilities. The system averaged 41 MMCFD in 1993. The Company either charges a combined fee or retains a percentage of the products for gathering, treating and processing the natural gas. Residue gas at the tailgate of the Company's plants is delivered to both interstate and intrastate pipeline systems.

The Claiborne System was acquired in August 1991 in connection with the Company's purchase of the Claiborne gas processing and refining plants. The system consists of approximately 190 miles of gathering lines and its principal purpose is to gather natural gas to be processed at the Company's Claiborne facilities in Claiborne Parish, Louisiana. The system averaged 25 MMCFD in 1993. The Company retains a percentage of the products for gathering, treating and processing the natural gas. Residue gas at the tailgate of the Company's plants is delivered to several interstate pipelines.

The following table sets forth pertinent information with respect to the Company's natural gas gathering and transmission systems at December 31, 1993:


                           Date of              Daily        Average Daily
Gathering and            Acquisition          Capacity         Volume of
Transmission             or Initial            of Gas         Gas in 1993        Miles of
Pipeline Systems          Operation           (MMCF)(1)       (MMCF) (1)       Pipeline (1)
- ----------------         -----------          ---------      -------------     ------------

Claiborne                August 1991                100             25            190
Dubach                   November 1988               90             41            302
East Texas Systems       April 1984                 131              3             84
Elm Grove                October 1990                20              3              5
Gregg County             May 1990                    10              2              2
Mountain Creek (2)       November 1989              225             26             16
Port Hudson              April 1993                  40             20              5
Other                    Various                    N/A (3)          2             18
                                                              -------------    ------------


   TOTAL - 100% Interest                                           122            622
                                                      ------------------       ------------
                                                      ------------------       ------------

   TOTAL - Net Company Interest                                    109            614
                                                      ------------------       ------------
                                                      ------------------       ------------



(1) All capacity, volume, and mileage information is approximate. Amounts shown are for the total system and have not been reduced to reflect the Company's net ownership interest. All capacity information is subject to increases or decreases depending on operating pressures and point of delivery into or out of the system.
(2) The Company owns a 50% interest in the joint venture that owns the Mountain Creek Pipeline.
(3)  Capacity for these systems is not meaningful.


GAS LIQUIDS RECOVERY/REFINING. The Company's primary gas processing, treating and refining facilities are located in North Louisiana. The Company also has facilities in Texas, Mississippi and Pennsylvania. Many of the facilities outside Louisiana are underutilized or idle as a result of diminished deliverability of the natural gas reserves behind the plants at then existing locations. Most of the idle or underutilized facilities are skid mounted to facilitate relocation. The Company is focusing on putting these facilities back into service.

NORTH LOUISIANA FACILITIES

The Company acquired the Calhoun and Dubach gas processing plants along with the Dubach refinery in November 1988. The Calhoun plant has the capacity to process 60 MMCFD of natural gas and averaged 26 MMCFD in 1993. The Calhoun plant is a refrigerated lean oil plant that recovers natural gas liquids and delivers them by pipeline to the Dubach facility for fractionation. The Calhoun plant delivers residue gas into an interstate pipeline. The Dubach gas processing plant was shut down in January 1993 in order to deliver Dubach System gas to the Company's Claiborne facility. All the Company's North Louisiana liquids are currently fractionated at the Dubach facility. The Company discontinued operations at its

Dubach refinery in July 1993 as the Company began reducing its emphasis on refining. The Company has two treating plants in North Louisiana, its Cummings and Fandango plants, which are used in conjunction with the Calhoun and Dubach facilities. The Fandango plant is currently idle.

The Company acquired the Claiborne gas processing plant and refinery in August 1991. The Claiborne plant has a capacity of 60 MMCFD and with the addition of the Dubach gas, averaged 40 MMCFD in 1993. The Claiborne plant utilizes a refrigerated lean oil recovery system. In September 1993, the Company discontinued operations at its Claiborne fractionation unit and now fractionates all its liquids at the Dubach facility. The Claiborne refinery has a capacity to refine 8,000 barrels per day ("BPD") of crude oil and condensate. The Claiborne facility also has a solvent unit to further process about 2,500 BPD.

The Company is in the process of moving its Bear Wallow and Cheyenne cryogenic recovery plants to North Louisiana at the Company's Dubach site. These plants were located in Brazoria County, Texas and have a combined capacity of 45-50 MMCFD. The Cheyenne plant was underutilized and the Bear Wallow plant was idle. Once the move is complete, the Company will discontinue operations at its Claiborne gas processing plant. Initial operation of the cryogenic plants is expected early in the second quarter of 1994. The cryogenic plants are more fuel efficient, achieve greater recoveries of NGLs, are less labor intensive, and have lower operating costs than the Company's current gas processing operations.

TEXAS

The Company's Cheyenne plant operated until November 1993 and is currently being moved to North Louisiana. The Company's Bear Wallow plant was idle in 1993.
The Company owned 50% and was the operator of these plants until acquiring the remaining 50% in July 1993. The Cheyenne plant average inlet volume in 1993 was 10 MMCFD. The Company is treating natural gas in Dewitt County, Texas at its Gun Point III plant. This treating plant has a capacity of 53 MMCFD and averaged 6 MMCFD in 1993. The Company owns all or part of three idle cryogenic and two natural gas treating plants in Texas.

OTHER

The Company owns a 50% interest in a cryogenic recovery plant in Green County, Pennsylvania. This plant has an inlet capacity of 14 MMCFD and averaged 10 MMCFD in 1993. The Company also owns a gas treating plant in Brandon, Mississippi. This treating plant has a capacity of 17 MMCFD and averaged 12 MMCFD in 1993. The Company charges a fee per million cubic feet ("MCF") for this service.

The following table sets forth pertinent information with respect to the Company's significant operating natural gas processing and treating plants at December 31, 1993:



                                             Plant Daily           Average Daily
                                           Capacity of Gas           Volume in
Plant               Plant Type                (MMCF) (1)         1993 (MMCF) (1)
- -----               -----------            ---------------       ---------------

Brandon             Treating                      17                    12
Gun Point III       Treating                      53                     6
Cummings            Treating                      10                     2
Tembec (2)          Processing                    14                    10
Calhoun             Processing                    60                    26
Claiborne           Processing                    60                    40
                                           ---------------        --------------

    TOTAL - 100% Interest                         214                   96
                                       -------------------        --------------
                                       -------------------        --------------

    TOTAL - Net Company Interest                  207                   91
                                       -------------------        --------------
                                       -------------------        --------------


          1. All capacity and volume information is approximate. Amounts shown are for the total plant and have not been reduced to reflect the Company's net ownership interest.

          2.   The Company owns 50% of the Tembec Plant.



ASSETS PLEDGED AS COLLATERAL.   Virtually all of the Company's assets are
pledged as collateral on various loans. See Note 4 of "Notes to Consolidated Financial Statements".

ITEM 3.   LEGAL PROCEEDINGS.

On June 4, 1993, Endevco, Inc. and its subsidiaries ANGIC, Inc., Mississippi Fuel Company and Endevco Taft Company filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Texas, Sherman Division. No other subsidiary of the Company was included in the bankruptcy filing.

On September 29, 1993, the Bankruptcy Court confirmed the Debtor's First Amended Joint Plan of Reorganization, and the Plan was consummated on November 2, 1993. For details about the Plan see Note 2 of "Notes to Consolidated Financial Statements" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

The Company is involved in certain legal actions and claims arising in the ordinary course of their business. It is the opinion of management (based on advice of legal counsel) that such litigation and claims will be resolved without material effect on the Company's financial position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company did not submit any matters during the fourth quarter of the fiscal year covered by this Annual Report to a vote of security holders.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The common stock of the Company, par value $.10 per share, is traded on the American Stock Exchange under the symbol "CGA." Set forth below are the high and low sales prices for the common stock.


                                                            High        Low
                                                            ----        ---
     1992
          First Quarter . . .  . . . . . . . . . . . .   $  2.25     $  1.50
          Second Quarter. . . . . . . .  . . . . . . .      1.50        1.13
          Third Quarter.  . . . . .  . . . . . . . . .      1.38         .56
          Fourth Quarter . . . . . . . . . . . . . . .       .75         .25

     1993
          First Quarter  . . . . . . . . . . . . . . .       .75         .38
          Second Quarter . . . . . . . . . . . . . . .      1.25         .50
          Third Quarter  . . . . . . . . . . . . . . .      1.56         .88
          Fourth Quarter  . . . . . . . . .  . . . . .      1.81        1.13

     1994
          First Quarter (through March 21, 1994) . . .      1.94        1.44


On March 21, 1994, the closing price for the common stock, as reported by the American Stock Exchange, was $1.63 per share.

As of March 21, 1994, there were 575 holders of record of common stock. The Company believes that there are substantially more beneficial holders of common stock.

The Company has not paid any cash dividends on its common stock and intends to retain its earnings for use in operations and for expansion of its business. In addition, the Company is prohibited from paying dividends under the terms of its loan agreements. See Note 4 of "Notes to Consolidated Financial Statements".

ITEM 6.   SELECTED FINANCIAL DATA.

The following selected financial information for the years ended December 31, 1989 through 1993, is derived from the consolidated financial statements of the Company for such years. The information should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere herein.


                                                                                Year Ended December 31,
                                                          ------------------------------------------------------------------
                                                          1993 (1)        1992           1991            1990           1989
                                                          --------       ------         ------          ------         ------
                                                                         (in thousands, except per share data)
OPERATING DATA

Revenues from continuing operations. . . . . . . .     $  215,625     $  244,696     $  209,272     $  200,042     $  194,625
Expenses . . . . . . . . . . . . . . . . . . . . .        220,097        245,695        207,994        195,416        190,033
Operating earnings (loss). . . . . . . . . . . . .         (4,472)          (999)         1,278          4,626          4,593
Other expense. . . . . . . . . . . . . . . . . . .         (2,040)        (5,428)        (3,232)        (5,020)        (4,621)
Loss from continuing operations. . . . . . . . . .        (22,291)        (5,630)        (1,582)          (338)          (191)
Loss from discontinued operations. . . . . . . . .              -              -              -              -           (616)
Net loss . . . . . . . . . . . . . . . . . . . . .        (22,291)        (5,630)        (1,582)          (338)          (807)
Preferred Stock dividend requirements. . . . . . .           (791)        (1,900)        (1,900)        (1,900)        (1,900)
Net loss applicable to common stock. . . . . . . .        (23,082)        (7,530)        (3,482)        (2,238)        (2,707)
Net loss per share:
     Continuing operations . . . . . . . . . . . .          (2.66)          (.97)          (.46)          (.29)          (.29)
     Discontinued operations . . . . . . . . . . .              -              -              -              -           (.08)
     Primary . . . . . . . . . . . . . . . . . . .          (2.66)          (.97)          (.46)          (.29)          (.37)


                                                                                  As of December 31,
                                                          ------------------------------------------------------------------
                                                          1993 (1)        1992           1991            1990           1989
                                                          --------       ------         ------          ------         ------
                                                                                    (in thousands)

BALANCE SHEET DATA

Total assets . . . . . . . . . . . . . . . . . . .      $  46,446     $  114,549     $  120,960     $  146,710     $  129,989
Net property, plant and equipment. . . . . . . . .         22,652         78,386         83,044        102,811         88,398
Working capital (deficit). . . . . . . . . . . . .         (5,151)       (39,924)(2)     (3,995)        (3,288)         4,574
Long-term debt . . . . . . . . . . . . . . . . . .          7,768          5,659         39,927         59,096         51,532
Preferred Stock plus accrued
   dividends in arrears. . . . . . . . . . . . . .              -         25,736         23,725         21,715         19,704
Stockholders' equity . . . . . . . . . . . . . . .         11,554         12,159         19,548         22,785         24,727

(1) On November 2, 1993, the Company consummated the Plan. See Note 2 of "Notes to Consolidated Financial Statements".

(2) Includes $36,965,000 of debt and $5,546,000 of interest subject to the Standstill Agreement. See Note 4 of "Notes to Consolidated Financial Statements."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                         LIQUIDITY AND CAPITAL RESOURCES

REORGANIZATION. On June 4, 1993, the Debtors filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. On September 29, 1993, the Bankruptcy Court issued an order confirming the Debtor's First Amended Joint Plan of Reorganization. On November 2, 1993, the following transactions resulted from the consummation of the Plan:

   (1) The Debtors paid approximately $2.1 million in cash and transferred their Mississippi Fuel, Ada, Chalybeate Springs and Leaf River gathering and pipeline systems along with certain contractual rights owned by the Debtors to the holders (the "Noteholders") of the Debtor's 9% Senior Notes, 11.7% Senior Notes and 11.5% Subordinated Convertible Debentures. The cash payments and transfer of assets was in full satisfaction of all allowed claims of the Noteholders (approximately $44.1 million of debt and accrued interest on the financial records of the Debtors). The Company paid in full all other creditors.

   (2) The Debtors paid approximately $4.6 million in cash and issued promissory notes in the aggregate of $2.5 million (the "Note") to the holders (the "Preferred Stockholders") of the Company's $9.50 Series A Cumulative Convertible Exchangeable Preferred Stock (the "Preferred Stock") in satisfaction of all allowed claims (approximately $27.0 million on the financial records of the Debtors, which includes the liquidation value of the Preferred Stock and all accrued and unpaid dividends thereon). The Note is secured by a lien on the stock of all the subsidiaries of Cornerstone and is guaranteed by its subsidiary, Cornerstone Pipeline Company (formerly known as Endevco Pipeline Company), which holds an interest in the Mountain Creek Joint Venture and also owns the Excelsior gathering system. Pursuant to the terms of the Note, the Company is prohibited from paying dividends or repurchasing shares of its capital stock.

   (3) All outstanding common stock, par value $.10 per share (the "Former Common Stock"), of Endevco, Inc. was canceled and each holder thereof was issued one share of the common stock of Cornerstone (the "New Common Stock") for each share of Former Common Stock held. Holders of the Former Common Stock constitute approximately 63% of the shares of New Common Stock. All outstanding stock options were canceled.

   (4) Pursuant to the First Amended Stock Purchase Agreement by and between Ray Davis, Trustee (the "Purchaser") and Cornerstone dated May 28, 1993, Ray Davis and his assigns acquired 4,576,659 shares of New Common Stock and warrants to acquire an additional 2,564,103 shares of New Common Stock with an exercise price of $.78 per share. The aggregate purchase price of such shares of New Common Stock and warrants was $3.0 million. The purchased shares constitute approximately 37% of the Company's issued and outstanding shares of New Common Stock. The purchased shares and the warrants, if exercised, would constitute approximately 47% of the fully diluted capital stock of the Company.

   (5) The Company entered into a term loan and revolving credit facility (the "Senior Loan") with a financial institution. The term portion of the Senior Loan was for $5.8 million and provides for monthly principal and interest payments. The interest is to be calculated at the applicable prime rate plus two percent. The revolving credit facility allows for working capital loans and standby letters of credit up to an aggregate of $6.0 million. A portion of the proceeds from the new Senior Loan were used to retire the remaining debt associated with the purchase of the original assets of Dubach Gas Company ("Dubach") as well as the debt incurred when the assets of Claiborne Gasoline Company were acquired.

   (6) The Company amended its Certificate of Incorporation to (1) change the Company's name to Cornerstone Natural Gas, Inc. from Endevco, Inc. and
          (2) provide for certain restrictions on the transfer of New Common Stock.


One of the goals of the Company from the reorganization was to restructure the Company's debt obligations so they could be met from continuing operations. As part of the Plan, the Company is moving two of its cryogenic plants from Brazoria County, Texas to Lincoln Parish, Louisiana. The cost to move and install these plants is estimated to be $2.5 million. The cryogenic plants are expected to be operational early in the second quarter of 1994. The cryogenic plants are more fuel efficient, achieve greater recoveries of NGLs, are less labor intensive, and have lower operating costs than the Company's current gas processing operations. Management expects these plants to significantly improve cash flows from operations by the second half of 1994.

CAPITAL EXPENDITURES. The Company made capital expenditures of approximately $3.7 million in 1993. Approximately $1.6 million of these related to the building of a five mile pipeline to service a paper mill in East Baton Rouge Parish, Louisiana (the "Port Hudson Pipeline"). Approximately $1.2 million has been spent towards the moving of the two cryogenic plants to Lincoln Parish, Louisiana. The Company anticipates spending another approximately $1.3 million in 1994 to complete the project.

The Company is continuing to evaluate its remaining assets in regard to its current strategic direction. As such, the Company is actively attempting to redeploy existing idle assets into new projects and is evaluating potential sales of nonperforming assets.

The Company's Senior Loan requires lender approval to pursue major projects.
The Company's capital budget for 1994 is limited under the the Senior Loan to $500,000 (excluding the moving of the two cryogenic gas processing plants). However, the Company continues to pursue projects that would require long-term borrowing. These funds and the approvals necessary under existing loan agreements will be secured prior to committing to any new projects. The Company believes that its current relationships with existing lenders will allow borrowing capacity for future capital requirements. However, each project will be separately evaluated, and must meet its own cash flow requirements. There can be no assurance regarding the Company's ability to obtain additional capital when needed on acceptable terms or that all necessary consents or waivers will be obtained from its lenders.

LINE OF CREDIT. On July 1, 1993, Dubach discontinued operations at one of its two condensate refineries. As a result, the Company is buying less condensate and crude oil reducing the amount of standby letters of credit needed. Dubach reduced its line of credit to $10.0 million under which standby letters of credit can be issued. This line of credit expires March 31, 1994. Dubach has replaced this line of credit with a $2.6 million line of credit from a different financial institution. The maturity date of the new line is April 30, 1994.
The current line of credit covers Dubach's requirements for buying condensate and crude oil for the refinery through March business. Dubach will need an extension of this line or must reduce its purchases of crude oil for April business. See Note 4 of "Notes to Consolidated Financial Statements."

NOL CARRYFORWARDS. The Company has NOL carryforwards for income tax purposes of approximately $28.9 million which, if not previously utilized, will expire at various times from 2001 until 2008. In addition, the Company has unused investment tax credits of approximately $1.6 million available to offset future federal income tax liability. The Company considers such carryforwards and tax credits to be potentially valuable assets which may be used to shelter future taxable earnings from income taxes. If a change of ownership as defined in Internal Revenue Code Section 382 occurs, utilization of the NOL carryforwards could be severely limited.

WORKING CAPITAL. The Company's working capital deficit was $5.2 million at December 31, 1993. The Company expects to maintain a working capital deficit throughout 1994 in order to effectively manage cash. Management believes that its improved cash flows from operations combined with amounts available under its $6.0 million line of credit will be sufficient to meet its cash requirements in 1994.

                              RESULTS OF OPERATIONS
      YEAR ENDED DECEMBER 31, 1993 COMPARED TO YEAR ENDED DECEMBER 31, 1992

GENERAL. The Company's operations were negatively impacted in 1993 by the reorganization. The uncertainty related to the Company's financial condition limited the Company's ability to purchase natural gas. Many suppliers required prepayments or put restrictions on purchases which ultimately resulted in an increase in the cost of natural gas to the Company. Management believes that the negative influences of the reorganization will begin to dissipate in 1994. In addition, average margins on refined products decreased in 1993 from 1992. This combined with a decrease in emphasis on refining is expected to allow the Company to return to profitability.

NATURAL GAS PIPELINE OPERATIONS. Sales volumes for natural gas declined in 1993 as the financial condition of the Company required curtailment of certain business activities. The following table provides pertinent information relating to the Company's natural gas pipeline operations.


                                                                    Increase
                                                    1993     1992  (Decrease)
                                                    ----     ----  ----------
(IN THOUSANDS)
Gross margin . . . . . . . . . . . . . . . . . .   $9,322  $13,933  $(4,611)

Earnings from operations before depreciation . .    4,477    8,396   (3,919)

(MILLION CUBIC FEET PER DAY)
     Natural gas sales . . . . . . . . . . . . .      215      276      (61)

The Company's natural gas pipeline operations contributed 44% of total consolidated gross margin in 1993 compared to 49% in the prior year. Earnings from operations before depreciation declined $3.9 million (47%) primarily as a result of a decrease in throughput of natural gas. As a result of the Company's reorganization, it became increasingly difficult to acquire supplies of natural gas. The Company utilized its supplies to ensure that it fulfilled its commitments on all its term sales contracts. From the limited supply, the Company was forced to curtail certain other marketing activities. This particularly impacted the assets transferred as part of the reorganization. Throughput on the transferred assets declined 63 MMCFD. The Company also experienced a decline in throughput of approximately 7 MMCFD on its Mountain Creek System. This was the result of maintenance performed on the power plant which is supplied by the Mountain Creek System. The maintenance required the plant to be taken off-line for three months. Additionally, this plant will have lower utilization in the future as the utility has replaced some of its needs with nuclear power. These declines in throughput were partially offset by the addition of the Company's Port Hudson System which began operations in April 1993.

The Company's Off-system sales throughput declined 5 MMCFD (7%) in 1993. Gross margin on these sales decreased approximately $378,000. This was caused in part by an increase in the cost of supply relative to sales. Additionally, higher natural gas prices during most of 1993 limited the Company's ability to compete with utility tariffs in the northeast market areas.

NATURAL GAS PROCESSING OPERATIONS. The following table provides pertinent information relating to the Company's gas processing operations.



                                                                    Increase
                                                    1993     1992  (Decrease)
                                                    ----     ----  ----------

(IN THOUSANDS)
Gross margin . . . . . . . . . . . . . . . . . .  $11,954  $14,527  $(2,573)

Earnings from operations before depreciation . .      842    2,266   (1,424)

(MILLION CUBIC FEET PER DAY)
     Natural gas inlet volumes . . . . . . . . .      112      100       12

(BARRELS PER DAY)
     Liquid sales volumes. . . . . . . . . . . .   12,324   14,465   (2,141)

Gross margin from gas processing operations contributed 56% of consolidated margin compared to 51% in the prior year. Earnings from operations declined $1.4 million (63%) in 1993. The decreased earnings was primarily the result of a decline in margin per barrel sold. The Company discontinued operations at one of its two condensate refineries in July 1993. The Company also consolidated the usage of its North Louisiana facilities and was able to discontinue operations at one of its two fractionating units in September 1993. The Company expects the installation of cryogenic facilities in North Louisiana to significantly increase cash flow in 1994 from its gas processing operations.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses have declined $823,000 (20%) in 1993. This reflects specific management efforts to reduce overhead costs through consolidation and eliminations of functions and staff reductions. The Company significantly reduced its office space and has reduced its use of outside professional services.

OTHER INCOME (EXPENSE). Interest expense decreased $2.4 million (47%) primarily as a result of the debt that was retired as part of the reorganization. The Company sold its interest in Three Rivers Pipeline Company and Allegheny Energy Marketing Company (collectively referred to as "Three Rivers") in January 1993. The Company's share of losses from its interest in Three Rivers was $555,000 in 1992. The Company recorded a gain from the sale of its interest in Three Rivers of $611,000 in 1993.

REORGANIZATION ITEMS. The Company recorded a loss on the disposition and write downs of property, plant and equipment of $20.3 million in 1993. This included the assets transferred to the Noteholders and other assets that were considered impaired to the reorganized Company. The professional fees of $4.5 million incurred for the reorganization included primarily legal fees, consultant fees and bankruptcy costs.

EXTRAORDINARY ITEM. The Company recorded a $9.1 million gain from the extinguishment of debt in conjunction with the reorganization.

      YEAR ENDED DECEMBER 31, 1992 COMPARED TO YEAR ENDED DECEMBER 31, 1991

GENERAL. The Company experienced a net loss applicable to common stockholders of $7.5 million in 1992 compared to a net loss of $3.5 million in 1991. The increase in net loss was primarily a result of decreased natural gas volumes on the Company's facilities, decreased unit margins from gas processing and refining, increased operating expenses (primarily repairs, maintenance and treating chemicals) and increased costs related to the negotiations of debt restructuring.

NATURAL GAS PIPELINE OPERATIONS. The natural gas operations segment contributed 49% of total revenues and 48% of total gross margin during 1992, as compared to 56% and 57% respectively in 1991. Earnings before depreciation declined $2.0 million (20%) in 1992. This was primarily the result of reduced gross margin on the Company's Mississippi System and the disposition of its Hattiesburg Gas Storage facilities. The Company recorded $1.8 million of gross margin and $1.5 million of operating earnings before depreciation from the Hattiesburg facilities in 1991 before the disposition.

The Company moved an average of 208 MMCFD through its facilities during 1992 compared to 241 MMCFD in 1991. The decrease in volume was primarily attributable to a 31 MMCFD decline on the Company's Mississippi System. Third party transportation on the Mississippi System declined 11 MMCFD as reserves were depleting without new drilling. The Company's volumes, bought for resale, declined 20 MMCFD. This was partially a result of the Company's financial difficulties which limited the supply of natural gas.

Gross margin decreased $1.4 million (10%) in 1992. The Company's unit margin increased to $.16 per MCF from $.15 per MCF. The gross margin decline was primarily a result of the decreased throughput on the Mississippi System. Decreased third party gas transportation volumes resulted in a decline in gross margin of $964,000 while the decreased volumes, bought for resale, resulted in a decline of $1.1 million. These declines were partially offset by an increase in gross margin on the Company's Ada System of $731,000. The Ada System increase resulted from a greater average gross margin per unit in 1992. The Company's Off-system volumes increased 15% to 68 MMCFD in 1992. The gross margin increased 24% to $1.3 million in 1992.


NATURAL GAS PROCESSING OPERATIONS. Gross margin increased $2.4 million (20%) in 1992, primarily as a result of a full year of operations from the Claiborne facilities compared to only five months in the previous year. Earnings from operations declined $2.2 million (46%) primarily from the Company's Dubach and Claiborne facilities. The decreased earnings reflect increased operating expenses and a decline in margin per barrel sold. Operating expenses increased due to (i) several major overhauls of compressors, (ii) repair of lightning damage, (iii) repair of natural gas lines in order to return them to service and
(iv) repairs needed to meet environmental and safety standards.

GENERAL AND ADMINISTRATIVE. General and administrative costs decreased $1.3 million in 1992. This difference is primarily attributable to project development costs that were written off in 1991 related to projects that did not fit the Company's current strategic direction.

OTHER INCOME (EXPENSE). Interest expense decreased $1.4 million in 1991. This was primarily a result of $10.2 million of principal payments made in 1991 and the sale of the Hattiesburg facilities. The $643,000 decrease in equity earnings (losses) of unconsolidated affiliates was largely the result of a $454,000 decrease in earnings from the Company's interest in Three Rivers. The Company sold its interest in Three Rivers in January 1993. In 1991, there was a $3.7 million gain recorded on the sale of the Hattiesburg facilities. Also in 1991, there was a loss of $1.6 million recorded in relation to a sale and leaseback on three of the Company's Texas pipeline systems. There were no sales of significant assets in 1992.

                                  OTHER MATTERS

ACCOUNTING FOR INCOME TAXES. Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("FAS 109"). The adoption of FAS 109 changed the Company's method of accounting for income taxes from the deferred method (APB 11) to an asset and liability approach. Under APB 11, the Company has deferred the tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequence of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Adoption of FAS 109 had no material impact on the Company's financial position at January 1, 1993, or the results of its operations for the year ended December 31, 1993.

The Omnibus Budget Reconciliation Act of 1993 signed into law by President Clinton on August 10, 1993, contains several provisions affecting corporations. The most notable to the Company is an increase in the top corporate income tax rate from 34% to 35%. Although most provisions of the new law were effective January 1, 1993, it had no impact in 1993 and it is not anticipated to have any significant impact in 1994 due to the net operating loss position of the Company.

EFFECTS OF CHANGING PRICES. Natural gas, NGLs and petroleum product prices have fluctuated significantly over the last three years. The Company, however, earns a margin which is the difference between the revenues from sales of products over the purchase costs of such. The change in margin, although it has declined over the three year period, is much less volatile than the change in product prices. Inflation has not had a significant impact on operating expenses in the last three years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                            PAGE
                                                                            ----
CORNERSTONE NATURAL GAS, INC. AND SUBSIDIARIES
Report of Ernst & Young, Independent Auditors. . . . . . . . . . . . .        17
Consolidated Statements of Operations for the Years Ended
          December 31, 1993, 1992, and 1991. . . . . . . . . . . . . .        18
Consolidated Balance Sheets at December 31, 1993 and 1992. . . . . . .        19
Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1993, 1992, and 1991. . . . . . . . . . . . . .        20
Consolidated Statements of Changes in Stockholders' Equity
          for the Years Ended December 31, 1993, 1992, and 1991. . . .        21
Notes to Consolidated Financial Statements . . . . . . . . . . . . . .     22-33

                 REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Cornerstone Natural Gas, Inc.

We have audited the accompanying consolidated balance sheets of Cornerstone Natural Gas, Inc. and Subsidiaries (the "Company") at December 31, 1993 and 1992, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 1993. Our audits included the financial statement schedules listed in the Index at Item 14(a). These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.










                                                                   ERNST & YOUNG
Dallas, Texas
March 7, l994

                 CORNERSTONE NATURAL GAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                              YEAR ENDED DECEMBER 31,
                                                                                   --------------------------------------------
                                                                                        1993           1992           1991
                                                                                  -------------  -------------  ---------------

Revenues (Note 9): . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 215,625,000  $ 244,696,000  $ 209,272,000

Expenses:
   Cost of sales (Note 9). . . . . . . . . . . . . . . . . . . . . . . . . . . .    194,349,000    216,236,000    180,550,000
   Operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15,956,000     17,801,000     13,669,000
   Depreciation and amortization (Note 3). . . . . . . . . . . . . . . . . . . .      6,451,000      7,494,000      8,329,000
   General and administrative (Note 3) . . . . . . . . . . . . . . . . . . . . .      3,341,000      4,164,000      5,446,000
                                                                                    -----------    -----------    -----------
                                                                                    220,097,000    245,695,000    207,994,000
                                                                                    -----------    -----------    -----------
Operating earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . .     (4,472,000)      (999,000)     1,278,000
                                                                                    -----------    -----------    -----------

Other income (expense):
   Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        103,000        242,000        475,000
   Interest expense (Note 3) . . . . . . . . . . . . . . . . . . . . . . . . . .     (2,764,000)    (5,191,000)    (6,553,000)
   Equity in net earnings (losses) of
       unconsolidated affiliates . . . . . . . . . . . . . . . . . . . . . . . .        (52,000)      (407,000)       236,000
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         62,000        186,000        512,000
   Gain (loss) on sale of assets, net. . . . . . . . . . . . . . . . . . . . . .        611,000       (258,000)     2,098,000
                                                                                    -----------    -----------    -----------
                                                                                     (2,040,000)    (5,428,000)    (3,232,000)
                                                                                    -----------    -----------    -----------
Loss before reorganization items income taxes,
   and extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (6,512,000)    (6,427,000)    (1,954,000)

Reorganization items (Note 2):
   Loss on disposition and write downs of
       property, plant and equipment . . . . . . . . . . . . . . . . . . . . . .     20,274,000              -              -
   Professional fees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,545,000        704,000        292,000
                                                                                    -----------    -----------    -----------
                                                                                     24,819,000        704,000        292,000
                                                                                    -----------    -----------    -----------
Loss before income taxes and
   extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (31,331,000)    (7,131,000)    (2,246,000)

Provision (benefit) for income taxes (Note 5):
   Current . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         45,000        181,000        168,000
   Deferred. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -     (1,682,000)      (832,000)
                                                                                    -----------    -----------    -----------
                                                                                         45,000     (1,501,000)      (664,000)
                                                                                    -----------    -----------    -----------

Net loss before extraordinary item . . . . . . . . . . . . . . . . . . . . . . .    (31,376,000)    (5,630,000)    (1,582,000)

Extraordinary item-gain on
   extinguishment of debt (Note 2) . . . . . . . . . . . . . . . . . . . . . . .      9,085,000              -              -
                                                                                    -----------    -----------    -----------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (22,291,000)    (5,630,000)    (1,582,000)
Preferred stock dividend requirements. . . . . . . . . . . . . . . . . . . . . .       (791,000)    (1,900,000)    (1,900,000)
                                                                                    -----------    -----------    -----------

Net loss applicable to common stock. . . . . . . . . . . . . . . . . . . . . . .  $ (23,082,000) $  (7,530,000) $  (3,482,000)
                                                                                    -----------    -----------    -----------
                                                                                    -----------    -----------    -----------

Income (loss) per common and common
   equivalent share:
   Loss before extraordinary item. . . . . . . . . . . . . . . . . . . . . . . .  $       (3.71) $        (.97) $        (.46)
   Extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1.05              -              -
                                                                                    -----------    -----------    -----------
   Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       (2.66) $        (.97) $        (.46)
                                                                                    -----------    -----------    -----------
                                                                                    -----------    -----------    -----------

Weighted average common and common
   equivalent shares outstanding . . . . . . . . . . . . . . . . . . . . . . . .      8,691,000      7,758,000      7,602,000
                                                                                    -----------    -----------    -----------
                                                                                    -----------    -----------    -----------



        The accompanying notes are an integral part of these consolidated financial statements.

                 CORNERSTONE NATURAL GAS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                                        December 31,
                                                                                               ------------------------------
                                                                                                  1993                1992
                                                                                                --------            --------

                                        ASSETS

Current assets:
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   2,416,000       $   6,882,000
     Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           15,101,000          19,861,000
     Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,711,000           3,683,000
     Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              655,000             645,000
                                                                                            -------------       -------------
          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .           19,883,000          31,071,000

Property, plant and equipment, at cost (Note 3). . . . . . . . . . . . . . . . . . .           54,457,000         123,897,000
     Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . .          (31,805,000)        (45,511,000)
                                                                                            -------------       -------------
          Net property, plant and equipment. . . . . . . . . . . . . . . . . . . . .           22,652,000          78,386,000
Goodwill   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,793,000           3,910,000
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              118,000           1,182,000
                                                                                            -------------       -------------
                                                                                            $  46,446,000       $ 114,549,000
                                                                                            -------------       -------------
                                                                                            -------------       -------------

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current installments of long-term debt (Note 4) . . . . . . . . . . . . . . . .        $   2,501,000       $   3,153,000
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           22,097,000          24,448,000
     Accrued interest payable (Note 4) . . . . . . . . . . . . . . . . . . . . . . .               45,000           5,646,000
     Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              185,000             175,000
     Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .              206,000             608,000
     Long-term debt subject to Standstill
        Agreement (Notes 2 and 4). . . . . . . . . . . . . . . . . . . . . . . . . .                    -          36,965,000
                                                                                            -------------       -------------
          Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . .           25,034,000          70,995,000

Long-term debt (Notes 2 and 4) . . . . . . . . . . . . . . . . . . . . . . . . . . .            7,768,000           5,659,000
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,090,000                   -
Commitments and contingent liabilities (Notes 4 and 6) . . . . . . . . . . . . . . .

Series A Cumulative Convertible Exchangeable
     Preferred Stock, $.10 par value; 200,000
        shares authorized; 200,000 shares issued and
        outstanding in 1992 (Note 2) . . . . . . . . . . . . . . . . . . . . . . . .                    -          25,736,000

Stockholders' equity (Notes 2, 4, 7 and 8):
     Common stock, $.10 par value; 25,000,000 shares
       authorized; 12,515,959 and 7,889,470
       shares issued and outstanding in 1993 and
       1992, respectively. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,252,000             789,000
     Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . .           51,298,000          29,284,000
     Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (40,996,000)        (17,914,000)
                                                                                            -------------       -------------
          Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . .           11,554,000          12,159,000
                                                                                            -------------       -------------
                                                                                            $  46,446,000       $ 114,549,000
                                                                                            -------------       -------------
                                                                                            -------------       -------------




        The accompanying notes are an integral part of these consolidated financial statements.

                 CORNERSTONE NATURAL GAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                   YEAR ENDED DECEMBER 31,
                                                                                         -------------------------------------------
                                                                                             1993           1992           1991
                                                                                           --------       --------       --------

Cash flows from operating activities:
   Loss before extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . . .   $ (31,376,000) $  (5,630,000) $  (1,582,000)
   Noncash items included in loss before
      extraordinary item:
      Loss on disposition and write downs of
       property, plant and equipment . . . . . . . . . . . . . . . . . . . . . . . .      20,274,000              -              -
      Interest compromised . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,605,000              -              -
      Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . .       6,451,000      7,494,000      8,329,000
      Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -     (1,682,000)      (830,000)
      Write off of project development costs . . . . . . . . . . . . . . . . . . . .               -         95,000      1,367,000
      Equity in net (income) losses of
       unconsolidated affiliates . . . . . . . . . . . . . . . . . . . . . . . . . .          52,000        407,000       (236,000)
      Loss (gain) on sale of assets, net . . . . . . . . . . . . . . . . . . . . . .        (611,000)       258,000     (2,098,000)
      Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         402,000        221,000        211,000
   Reorganization items. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,545,000              -              -
                                                                                        ------------   ------------   ------------
   Working capital provided by operations
      before reorganization items. . . . . . . . . . . . . . . . . . . . . . . . . .       1,342,000      1,163,000      5,161,000
Changes in operating assets or liabilities
   which provided (used) cash during the period:
   Decrease in accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . .       4,760,000      2,881,000      3,803,000
   (Increase) decrease in inventory. . . . . . . . . . . . . . . . . . . . . . . . .       1,940,000        501,000     (1,885,000)
   (Increase) decrease in other current assets . . . . . . . . . . . . . . . . . . .         (10,000)         7,000        348,000
   Increase (decrease) in accounts payable . . . . . . . . . . . . . . . . . . . . .      (3,152,000)        54,000     (5,511,000)
   Increase (decrease) in accrued interest payable . . . . . . . . . . . . . . . . .         (55,000)     3,828,000       (223,000)
   Increase (decrease) in current taxes and other
   current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (481,000)      (368,000)       142,000
   Increase in other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .         848,000              -              -
                                                                                        ------------   ------------   ------------
Cash provided by operations before
   reorganization items. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,192,000      8,066,000      1,835,000

Cash used by reorganization items - professional fees. . . . . . . . . . . . . . . .      (2,165,000)             -              -
                                                                                        ------------   ------------   ------------
Cash provided by operating activities. . . . . . . . . . . . . . . . . . . . . . . .       3,027,000      8,066,000      1,835,000

Cash flows from investing activities:
   Proceeds from sale of assets. . . . . . . . . . . . . . . . . . . . . . . . . . .         851,000        181,000      7,524,000
   Additions to property, plant, and equipment . . . . . . . . . . . . . . . . . . .      (3,742,000)    (3,160,000)    (7,339,000)
   (Increase) decrease in investment
   in unconsolidated affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . .         110,000        291,000       (208,000)
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          23,000       (279,000)         3,000
                                                                                        ------------   ------------   ------------
   Cash used for investing activities. . . . . . . . . . . . . . . . . . . . . . . .      (2,758,000)    (2,967,000)       (20,000)

Cash flows from financing activities:
   Borrowings (reduction) of revolving debt. . . . . . . . . . . . . . . . . . . . .      (1,625,000)             -      2,000,000
   Additional borrowings under long-term debt. . . . . . . . . . . . . . . . . . . .       5,800,000              -      4,450,000
   Reduction of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . .      (5,071,000)    (2,865,000)   (10,152,000)
   Reorganization items:
   Issuance of common stock and warrants . . . . . . . . . . . . . . . . . . . . . .       3,000,000              -              -
   Retirement of long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . .      (6,731,000)             -              -
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (108,000)       142,000        199,000
                                                                                        ------------   ------------   ------------
      Cash used by financing activities. . . . . . . . . . . . . . . . . . . . . . .      (4,735,000)    (2,723,000)    (3,503,000)
                                                                                        ------------   ------------   ------------

Increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . . . . . .      (4,466,000)     2,376,000     (1,688,000)
Cash and cash equivalents:
   Beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,882,000      4,506,000      6,194,000
                                                                                        ------------   ------------   ------------
   End of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   2,416,000  $   6,882,000  $   4,506,000
                                                                                        ------------   ------------   ------------
                                                                                        ------------   ------------   ------------

Supplemental disclosures of cash flow information
Cash paid during the period for:
   Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   1,042,000  $   1,151,000  $   6,743,000
   Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $      34,000  $     197,000  $     170,000



   The accompanying notes are an integral part of these consolidated financial statements.

                 CORNERSTONE NATURAL GAS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                       THREE YEARS ENDED DECEMBER 31, 1993



                                                                                          Additional                       Total
                                                                             Common         Paid-In      Accumulated   Stockholders'
                                                                              Stock         Capital        Deficit        Equity
                                                                             ------       ----------     -----------   -------------

Balance at December 31, 1990 . . . . . . . . . . . . . . . . . . . . .   $    757,000   $ 28,930,000  $  (6,902,000)  $ 22,785,000

Issuance of common stock upon
   acquisition of minority ownership
   in subsidiary . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,000         44,000              -         46,000
Proceeds from issuance of common
   stock to employee benefit plan. . . . . . . . . . . . . . . . . . .         10,000        189,000              -        199,000
Preferred stock dividend requirements. . . . . . . . . . . . . . . . .              -              -     (1,900,000)    (1,900,000)
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -              -     (1,582,000)    (1,582,000)
                                                                          -----------    -----------   ------------    -----------

Balance at December 31, l991 . . . . . . . . . . . . . . . . . . . . .        769,000     29,163,000    (10,384,000)    19,548,000
                                                                          -----------    -----------   ------------    -----------

Proceeds from issuance of common
   stock to employee benefit plan. . . . . . . . . . . . . . . . . . .         20,000        121,000              -        141,000
Preferred stock dividend requirements. . . . . . . . . . . . . . . . .              -              -     (1,900,000)    (1,900,000)
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -              -     (5,630,000)    (5,630,000)
                                                                          -----------    -----------   ------------    -----------

Balance at December 31, l992 . . . . . . . . . . . . . . . . . . . . .        789,000     29,284,000    (17,914,000)    12,159,000
                                                                          -----------    -----------   ------------    -----------

Reorganization items (Note 2):
   Redemption of Series A Cumulative
      Convertible Exchangeable
      Preferred Stock. . . . . . . . . . . . . . . . . . . . . . . . .              -     19,448,000              -     19,448,000
   Issuance of common stock and
      warrants . . . . . . . . . . . . . . . . . . . . . . . . . . . .        458,000      2,543,000              -      3,001,000
Proceeds from issuance of common stock
   to employee benefit plan. . . . . . . . . . . . . . . . . . . . . .          5,000         23,000              -         28,000
Preferred stock dividend requirements. . . . . . . . . . . . . . . .                -              -       (791,000)      (791,000)
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -              -    (22,291,000)   (22,291,000)
                                                                          -----------    -----------   ------------    -----------

Balance at December 31, 1993 . . . . . . . . . . . . . . . . . . . . .   $  1,252,000   $ 51,298,000  $ (40,996,000)  $ 11,554,000
                                                                          -----------    -----------   ------------    -----------
                                                                          -----------    -----------   ------------    -----------





        The accompanying notes are an integral part of these consolidated financial statements.

                 CORNERSTONE NATURAL GAS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   GENERAL AND SIGNIFICANT ACCOUNTING POLICIES

     (a)  General and Principles of Consolidation

          Cornerstone Natural Gas, Inc. (formerly Endevco, Inc.), a Delaware corporation ("Cornerstone"), is engaged in the business of natural gas pipeline and natural gas processing operations. Natural gas pipeline operations include purchasing, gathering, transporting and marketing of natural gas. Natural gas processing operations include recovering and marketing of natural gas liquids ("NGLs") from natural gas and treating natural gas by removing noncommercial components. Natural gas processing operations also include refining condensate and crude oil into various petroleum products.

          The consolidated financial statements include the accounts of Cornerstone and its wholly owned and majority-owned subsidiaries (referred to collectively as the "Company") - Cornerstone Gas Processing, Inc. (formerly Endevco Natural Gas Company); Cornerstone Pipeline Company (formerly Endevco Pipeline Company); Endevco Producing Company; Cornerstone Gas Resources, Inc. (formerly Endevco Oil and Gas Company); Endevco Taft Company; Cornerstone Gas Gathering Company (formerly Cornerstone Pipeline Company); Pentex Petroleum, Inc.; Pentex Pipeline, Inc.; Endevco Three Rivers Company; Dubach Gas Company ("Dubach") and Cengaz Company. On September 30, 1993, ANGIC, Inc. (formerly known as Cornerstone Natural Gas Company) and Mississippi Fuel Company, both wholly owned subsidiaries, were merged into Cornerstone. The consolidated financial statements of the Company also include its proportionate share of the assets, liabilities, revenues and expenses of affiliated companies, partnerships and joint ventures if the Company owns at least a 50% interest. Affiliates in which the Company owns less than a 50% interest are accounted for using the equity method. The consolidated financial statements also include Endevco Industrial Gas Sales Company through 1991.

          Certain reclassifications of prior years' financial information have been made to conform to the current year presentation.

     (b)  Cash Equivalents

          The Company considers all highly liquid investments with insignificant interest rate risk and original maturities of three months or less to be cash equivalents.

     (c)  Inventory

          Inventory is stated at the lower of cost or market, determined by the first in, first out method.

     (d)  Property, Plant and Equipment

          Depreciation of property, plant and equipment is provided using the straight-line method over the following estimated useful lives:

                                                                      Years
                                                                      -----
               Pipelines and pipeline rights-of-way                    5-20
               Gas liquids recovery, treating and refining plants     10-20
               Gas storage facilities                                    22
               Equipment and other                                     3-15


          Most of the Company's gas liquids recovery and gas treating plants are skid-mounted and moveable from one service location to another. The cost of moving the plants between service locations is capitalized and amortized using the straight-line method over the life of the related service contract.

     (e)  Goodwill

          Goodwill represents the excess of the cost over the net assets of businesses acquired and is amortized on a straight-line basis over periods of twenty to forty years. Goodwill is presented net of accumulated amortization of $496,419 and $379,606 at December 31, 1993 and 1992, respectively.

     (f)  Income Taxes

          Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109) changing the method of accounting for income taxes. As permitted under the new rules, prior years' financial statements have not been restated to reflect the change. The adoption of FAS 109 changed the Company's method of accounting for income taxes from the deferred method (APB 11) to an asset and liability approach. Under APB 11, deferred income taxes are provided for income and expense items that are reported for income tax purposes in different years than for financial reporting purposes, whereas under FAS 109 deferred tax liabilities and assets are recognized for the expected future tax consequence of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefit only to the extent, based on available evidence, it is more likely than not, it will be realized. The effect on deferred taxes of a change in income tax rates is recognized in the period that includes the enactment date. Adoption of FAS 109 had no effect on the Company's financial position at January 1, 1993 or the results of its operations for the year ended December 31, 1993.

     (g)  Earnings (Loss) per Common and Common Equivalent Share

          Earnings (loss) per common and common equivalent share are based on the weighted average number of shares outstanding during each year as adjusted for outstanding stock options and warrants, if dilutive, using the treasury stock method. Fully-diluted earnings per share for all years are not presented, because the effects of the assumed conversion of the 11.5% Subordinated Convertible Debentures or the Series A Cumulative Convertible Exchangeable Preferred Stock are antidilutive.

     (h)  Concentrations of Credit Risk

          The Company markets natural gas and refined products to utilities, local distribution companies and industrial end-users. The Company performs ongoing credit evaluations of its customers and if deemed necessary, requires purchasers of the Company's products to prepay or issue standby letters of credit as collateral. Credit losses are provided for in the consolidated financial statements and consistently have been within management's expectations.

          The Company has cash deposits with various banks consisting principally of demand deposits and time deposits. These deposits generally have maturities of one year or less and bear minimal risk. The Company has not experienced any losses on its cash deposits.


2.   Plan of Reorganization

     On June 4, 1993, Endevco, Inc. and its subsidiaries ANGIC, Inc., Mississippi Fuel Company and Endevco Taft Company (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Texas, Sherman Division (the "Bankruptcy Court"). No other subsidiary of the Company was included in the bankruptcy filing.

On September 29, 1993, the Bankruptcy Court issued an order confirming the Debtor's First Amended Joint Plan of Reorganization (the "Plan"). On
November 2, 1993, the following transactions resulted from the consummation of the Plan:

   (1) The Debtors paid approximately $2.1 million in cash and transferred their Mississippi Fuel, Ada, Chalybeate Springs and Leaf River gathering and pipeline systems along with certain contractual rights owned by the Debtors to the holders (the "Noteholders") of the Debtor's 9% Senior Notes, 11.7% Senior Notes and 11.5% Subordinated Convertible Debentures. The cash payments and transfer of assets is in full satisfaction of all allowed claims of the Noteholders (approximately $44.1 million of debt and accrued interest on the financial records of the Debtors). The Company paid in full all other creditors.

   (2) The Debtors paid approximately $4.6 million in cash and issued promissory notes in the aggregate of $2.5 million (the "Note") to the holders (the "Preferred Stockholders") of the Company's $9.50 Series A Cumulative Convertable Exchangeable Preferred Stock (the "Preferred Stock") in satisfaction of all allowed claims (approximately $27.0 million on the financial records of the Debtors, which includes the liquidation value of the Preferred Stock and all accrued and unpaid dividends thereon). The Note is secured by a lien on the stock of all the subsidiaries of Cornerstone and is guaranteed by its subsidiary, Cornerstone Pipeline Company, which holds an interest in the Mountain Creek Joint Venture and also owns the Excelsior gathering system. Pursuant to the terms of the Note, the Company is prohibited from paying dividends or repurchasing shares of its capital stock.

   (3) All outstanding common stock, par value $.10 per share (the "Former Common Stock"), of Endevco, Inc. was canceled and each holder thereof was issued one share of the common stock of Cornerstone (the "New Common Stock") for each share of Former Common Stock held. Holders of the Former Common Stock constitute approximately 63% of the shares of New Common Stock. All outstanding stock options were canceled.

   (4) Pursuant to the First Amended Stock Purchase Agreement by and between Ray Davis, Trustee (the "Purchaser") and Cornerstone dated May 28, 1993, Ray Davis and his assigns acquired 4,576,659 shares of New Common Stock and warrants to acquire an additional 2,564,103 shares of New Common Stock with an exercise price of $.78 per share. The aggregate purchase price of such shares of New Common Stock and warrants was $3.0 million. The purchased shares constitute approximately 37% of the Company's issued and outstanding shares of New Common Stock. The purchased shares and the warrants, if exercised, would constitute approximately 47% of the fully diluted capital stock of the Company.

   (5) The Company entered into a term loan and revolving credit facility (the "Senior Loan") with a financial institution. The term portion of the Senior Loan was for $5.8 million and provides for monthly principal and interest payments. The interest is to be calculated at the applicable prime rate plus two percent. The revolving credit facility allows for working capital loans and standby letters of credit up to an aggregate of $6.0 million. A portion of the proceeds from the Senior Loan were used to retire the remaining debt associated with the purchase of the original assets of Dubach as well as the debt incurred when the assets of Claiborne Gasoline Company were acquired.

   (6) The Company amended its Certificate of Incorporation to (1) change the Company's name to Cornerstone Natural Gas, Inc. from Endevco, Inc. and
          (2) provide for certain restrictions on the transfer of New Common Stock.

The Company has accounted for all transactions related to the Chapter 11 proceedings in accordance with the Statement of Position 90-7 ("SOP 90-7") of the American Institute of Certified Public Accountants entitled, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." In addition, certain other property and equipment was written down as a result of the reorganization. These transactions resulted in a loss on disposition and write downs of property, plant and equipment of approximately $20.3 million and an extraordinary gain from the forgiveness of debt of approximately $9.1 million.

As a result of the reorganization, the Company believes that cash flows from its remaining operations combined with amounts available under its $6.0 million revolving credit facility will be sufficient to meet its projected cash requirements during 1994.

3.   PROPERTY, PLANT, AND EQUIPMENT

     A summary of property, plant, and equipment follows:

                                                             December 31,
                                                     --------------------------
                                                          1993           1992
                                                          ----           ----
        Pipelines and pipeline rights-of-way . . . . $ 19,737,000 $  86,416,000
        Gas liquids recovery, treating and refining.   30,677,000    29,503,000
        Equipment. . . . . . . . . . . . . . . . . .    1,744,000     5,548,000
        Other. . . . . . . . . . . . . . . . . . . .    2,299,000     2,430,000
                                                      -----------  ------------
                                                     $ 54,457,000 $ 123,897,000
                                                      -----------  ------------
                                                      -----------  ------------

     Interest cost capitalized during the construction of projects was $8,000 in 1993, $26,000 in 1992, and $69,000 in 1991.

     As part of the Plan, the Mississippi Fuel, Ada, Chalybeate Springs, and Leaf River pipeline gathering systems were transferred to the Noteholders during 1993. The carrying value of these assets was approximately $47.8 million at the time of the transfer. In addition, certain other property and equipment was written down as a result of the reorganization. These transactions resulted in a loss on disposition and write downs of property, plant, and equipment of approximately $20.3 million. See Note 2.

     The Company wrote off $131,000 of project development costs during 1992. These costs related to projects that no longer fit the Company's strategic plans.


4.   LONG-TERM DEBT

     A summary of debt follows:


                                                             December 31,
                                                        -----------------------
                                                          1993           1992
                                                          ----           ----
        Term portion of Senior Loan (a). . . . . . . $  5,506,000 $           -
        Notes payable to former Preferred
          Stockholders (b) . . . . . . . . . . . . .    2,500,000             -
        9% Senior Notes (Note 2) . . . . . . . . . .            -    17,475,000
        11.7% Senior Notes (Note 2). . . . . . . . .            -     8,740,000
        11.5% Subordinated Convertible
          Debentures (Note 2). . . . . . . . . . . .            -    10,750,000
        Subordinated secured notes payable  (c). . .    2,213,000     2,448,000
        Secured notes payable, non-recourse (d). . .            -     5,079,000
        Secured notes payable, non-recourse (e). . .            -     1,195,000
        Other. . . . . . . . . . . . . . . . . . . .       50,000        90,000
                                                      -----------  ------------
                                                       10,269,000    45,777,000
        Less:  Current installments. . . . . . . . .    2,501,000     3,153,000
        Long-term debt subject to Standstill
          Agreement (f). . . . . . . . . . . . . . .            -    36,965,000
                                                      -----------  ------------
        Long-term debt . . . . . . . . . . . . . . . $  7,768,000 $   5,659,000
                                                      -----------  ------------
                                                      -----------  ------------


(a) In November 1993, the Company entered into the Senior Loan with a financial institution. The $5.8 million term portion of the Senior Loan provides for monthly principal and interest payments. Interest is payable monthly at the applicable prime rate plus two percent. The revolving credit facility allows for working capital loans and standby letters of credit up to an aggregate of $6.0 million subject to a borrowing base as defined. As of December 31, 1993, $5.9 million was available from this line. As of December 31, 1993, there were no working capital loans outstanding and the financial institution had issued, for the Company's benefit, approximately $3.7 million in standby letters of credit for natural gas purchases. The revolving credit facility expires October 31, 1995 unless extended. The Senior Loan is secured by essentially all the assets of the Company and includes provisions for mandatory prepayments of principal if certain financial results are achieved. The Senior Loan requires the Company to maintain certain financial ratios, prohibits the Company from paying dividends and restricts capital expenditures. A portion of the proceeds from the Senior Loan were used to retire the remaining debt associated with the purchase of the original assets of Dubach as well as the debt incurred when the assets of Claiborne Gasoline Company were acquired.

(b) In conjunction with the reorganization, the Debtors issued promissory notes in the aggregate of $2.5 million to the Preferred Stockholders in satisfaction of all allowed claims (approximately $27.0 million on the financial records of the Debtors, which included the liquidation value of the Preferred Stock and all accrued and unpaid dividends thereon). The Note bears interest at prime rate plus two percent and is secured by a lien on the stock of all the subsidiaries of Cornerstone and is guaranteed by its subsidiary, Cornerstone Pipeline Company, which holds an interest in the Mountain Creek Joint Venture and also owns the Excelsior gathering system. The note is due in varying annual installments through December 31, 1997, and requires monthly payments of interest during the term of the note. Pursuant to the terms of the Note, the Company is prohibited from paying dividends or repurchasing shares of its capital stock.

(c) In September, 1989, the Company's 50% owned Mountain Creek Joint Venture ("MCJV") borrowed $6.0 million from a financial institution. The debt is secured by MCJV pipeline facilities, and bears interest at prime rate plus two percent. The loan is due in varying quarterly installments which began January 1, 1990, with a balloon payment due October 1, 1996. The net book value of assets encumbered by the aforementioned debt at December 31, 1993, was approximately $4.7 million ($2.4 million relating to the Company's 50% ownership interest).

(d) In connection with the acquisition of certain refining and processing facilities, Dubach entered into a Term Loan and Revolving Credit Agreement ("Agreement") with a financial institution. The Agreement originally provided for an acquisition loan and a revolving line of credit. Under the revolving line of credit, working capital loans and standby letters of credit were permitted. A portion of the proceeds from the Senior Loan were used to retire the acquisition loan and the working capital loan. The current line of credit permits standby letters of credit only. As of December 31, 1993, the financial institution had issued for the Company's benefit, approximately $10.0 million in standby letters of credit with the maximum available being $10.0 million, subject to a borrowing base. The maturity date of this revolving line of credit is March 31, 1994. Fees related to this revolving line of credit are 2% on letters of credit and a .5% fee on the unused portion of the line. This line is secured by the cash, accounts receivable, and inventory of Dubach.

     The Company has arranged for a revolving line of credit whereby standby letters of credit are permitted from a financial institution for March 1994 production. The agreement is secured by a second lien through subordination up to $2.6 million on the cash, inventory, and accounts
     receivable of Dubach.   As of March 1, 1994, there were $2.6 million
     standby letters of credit issued and outstanding under this line of credit with the maximum being $2.6 million. The maturity date of this line of credit is April 30, 1994. Fees related to this agreement are 1 1/2% per annum.


(e) Effective August 1, 1991, Dubach acquired the assets of Claiborne Gasoline Company in exchange for a $1.25 million note due to the seller in 120 monthly installments of approximately $25,000, including interest. These assets included approximately 190 miles of gas gathering pipeline facilities and related gas liquid recovery and refining facilities. A portion of the proceeds from the Senior Loan were used to retire the remainder of this debt.

(f) In 1992, the Company was operating under a standstill and forbearance agreement (the "Standstill Agreement") with the Noteholders. This obligation was satisfied as part of the Plan (Note 2).

Aggregate maturities of long-term debt, for each of the five subsequent fiscal years are as follows:

               1994. . . . . . . . . . . . . .   $2,501,000
               1995. . . . . . . . . . . . . .    2,120,000
               1996. . . . . . . . . . . . . .    3,431,000
               1997  . . . . . . . . . . . . .    1,550,000
               1998  . . . . . . . . . . . . .      667,000
                                                -----------
                                                $10,269,000
                                                -----------
                                                -----------

5.   INCOME TAXES

Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109) changing the method of accounting for income taxes. As permitted under the new rules, prior years' financial statements have not been restated to reflect the change. There is no cumulative effect from the adoption of FAS 109 as of January 1, 1993, and no deferred tax provision for the year ended December 31, 1993.

The significant components of the provision (benefit) for income taxes are as follows:

                                         Year Ended December 31,
                            ------------------------------------------------
                            Liability Method           Deferred Method
                                  1993                1992           1991
                                --------         --------------------------

     Current . . . . . .        $ 45,000         $   181,000      $ 168,000
     Deferred. . . . . .               -          (1,682,000)      (832,000)
                                 -------          ----------       --------
                                $ 45,000         $(1,501,000)     $(664,000)
                                 -------          ----------       --------
                                 -------          ----------       --------


Deferred income taxes reflect the net tax effect of temporary differences between the financial reporting carrying amounts of assets and liabilities and income tax carrying amounts. The components of the Company's deferred tax liabilities and assets at December 31, 1993 and January 1, 1993 are as follows:


                                                 December 31,    January 1,
                                                     1993           1993
                                                 ------------   ------------
Deferred tax liabilities:
     Property, plant and equipment . . . . .    $ (2,240,000)  $ (7,121,000)

Deferred tax assets:
     NOL carryforwards . . . . . . . . . . .       9,842,000      7,260,000
     Investment tax credit carryforwards . .       1,618,000      1,618,000
     Alternative minimum tax credit
       carryforwards . . . . . . . . . . . .         104,000        104,000
     Accrued liabilities and other . . . . .         289,000        205,000
                                                 -----------     ----------
                                                  11,853,000      9,187,000

Less valuation allowance . . . . . . . . . .      (9,613,000)    (2,066,000)
                                                 -----------     ----------
                                                $          -   $          -
                                                 -----------     ----------
                                                 -----------     ----------

The sources of deferred income taxes and the tax effect of each for the years ended December 31, 1992 and 1991 are as follows:

                                                    Year Ended December 31,
                                                   -------------------------
                                                      1992           1991
                                                    --------       --------
     Excess tax depreciation over financial.     $   598,000    $   777,000
     Utilization of NOL carryforward . . . .      (2,096,000)    (1,172,000)
     Gain on asset sales . . . . . . . . . .        (124,000)      (336,000)
     Deferred state income tax benefit . . .        (146,000)       (98,000)
     Other . . . . . . . . . . . . . . . . .          86,000         (3,000)
                                                  ----------     ----------
                                                 $(1,682,000)   $  (832,000)
                                                  ----------     ----------
                                                  ----------     ----------



The provision (benefit) for income taxes differed from amounts computed at the statutory federal income tax rate as follows:


                                                                          Year Ended December 31,
                                                              --------------------------------------------
                                                                    1993           1992           1991
                                                                  --------       --------       --------

     Tax benefit at statutory rate . . . . . . . . . . . . .  $ (10,653,000) $  (2,425,000)   $  (764,000)
     State income taxes, net of federal benefit. . . . . . .         29,000         48,000         51,000
     Utilization of NOL not assured. . . . . . . . . . . . .     10,491,000        820,000              -
     Other . . . . . . . . . . . . . . . . . . . . . . . . .        178,000         56,000         49,000
                                                               ------------   ------------     ----------
                                                              $      45,000  $  (1,501,000)   $  (664,000)
                                                               ------------   ------------     ----------
                                                               ------------   ------------     ----------




The Company has NOL carryforwards for income tax purposes of approximately $28.9 million which, if not previously utilized, will expire at various times from 2001 through 2008. In addition, the Company has unused investment tax credits of approximately $1.6 million available to offset future federal income tax liabilities. In general, the credits expire at various times from 1996 through 2001, unless previously utilized. The respective carryforwards are available to the Company in their full amounts unless a "change of ownership", as defined in Internal Revenue Code Section 382, occurs. If a change of ownership occurs utilization of the NOL carryforwards could be severely limited.


6.   COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases office space, equipment and automobiles under lease obligations classified as operating leases. Rental expense under these leases was approximately $1.7 million in 1993, $2.1 million in 1992, and $1.8 million in 1991. At December 31, 1993, minimum future rental payments due under operating leases were as follows:


               1994. . . . . . . . . . . . . . . .     $  375,000
               1995. . . . . . . . . . . . . . . .        134,000
               1996. . . . . . . . . . . . . . . .          8,000


The Company is involved in certain other legal actions and claims arising in the ordinary course of business. It is the opinion of management (based on advice of legal counsel) that such litigation and claims will be resolved without material effect on the Company's financial position.

7.   TRANSACTIONS WITH RELATED PARTIES

On May 28, 1993, the Company entered into the First Amended Stock Purchase Agreement (the "Stock Purchase Agreement") with Ray Davis, Trustee. Under the Stock Purchase Agreement, the Purchaser agreed to purchase 4,576,659 shares of New Common Stock and warrants to acquire 2,564,103 shares of New Common Stock (with an exercise price of $.78 per share) for $3.0 million. On June 4, 1993 in connection with the Plan, Mr. Ray C. Davis became the Chairman of the Board of Directors and the Chief Executive Officer of the Company. At the same time, Mr. Kelcy L. Warren returned to the Company in his prior role of President and Chief Operating Officer. The Company felt that it was important that this management team was in place in order for the Company to complete its reorganization and recapitalization.

In connection with the Company's emergence from bankruptcy on November 2, 1993, Mr. Davis purchased 381,388 shares of New Common Stock, Mr. Ben H. Cook purchased 1,618,612 shares of New Common Stock and Endevco Investors Joint Venture (the "Joint Venture") purchased 2,576,659 shares of New Common Stock. Mr. Davis is the managing partner of the Joint Venture and Mr. Cook and Mr. Warren each have an interest in the Joint Venture. Pursuant to the Stock Purchase Agreement, a warrant to purchase 769,231 shares of New Common Stock was issued to Mr. Davis, a warrant to purchase 512,821 shares of New Common Stock was issued to Mr. Cook, a warrant to purchase 769,231 shares of New Common Stock was issued to Mr. Warren. Each of the warrants entitle the holder to purchase shares of New Common Stock for $.78 per share. At the same time, the Company elected Mr. Cook, Mr. Ted Collins, Jr. and Mr. Richard D. Brannon to the Board of Directors of the Company pursuant to the terms of the Stock Purchase Agreement. Affiliates of Mr. Collins and Mr. Brannon are each indirectly
partners in the Joint Venture.   The shares of New Common Stock held by the
Joint Venture are to be voted by Mr. Davis pro rata based on the instructions of the partners of the Joint Venture. Mr. David S. Hunt (a director of the Company) is a beneficiary of a trust that is a partner in the Joint Venture.
Mr. Hunt has disclaimed beneficial ownership of such shares of New Common Stock.


At December 31, 1993, the Company had approximately $120,000 of payables to Capstone Capital Corporation for expenses incurred that are to be reimbursed pursuant to the Plan. Mr. Davis and Mr. Cook own shares of the corporation.

The Company is a party to an agreement with Energy Transfer I, Ltd. ("Energy Transfer"). Mr. Warren is the sole shareholder of the general partner of Energy Transfer and Messrs. Davis, Warren and Cook are indirect limited partners in Energy Transfer. Under such agreement, the Company receives a fixed fee to market natural gas and operate a natural gas pipeline for Energy Transfer. The Company received $35,000 from Energy Transfer in the year ended December 31, 1993.

Mr. James W. Bryant (a director of the Company) is a party to a consulting
agreement with the Company.   Under the consulting agreement, which has a three
year term, Mr. Bryant is to receive no less than $200,000 per year. Mr. Bryant is obligated under the consulting agreement to present certain projects to the Company which has a right of first refusal. If the Company elects to pursue a project originated by Mr. Bryant, then he is entitled to additional compensation.

The Company is also a party to a joint venture agreement with an affiliate of Mr. Collins. Under such joint venture agreement, the Company and the affiliate of Mr. Collins each bear a portion of the costs for developing projects in the natural gas business and have a right of first refusal on such projects.

8.   EMPLOYEE BENEFIT PLANS

Under the Plan (Note 2) all outstanding stock options were canceled. An incentive stock option plan the ("Stock Plan") was approved by the Board of Directors on December 16, 1993, subject to Stockholders' approval. Under the Stock Plan, options to purchase up to 1,250,000 shares of the Company's authorized but unissued stock could be granted to key employees through 2003. Options under the Stock Plan were granted at an exercise price equal to 100% of the fair market value of the stock on the date of the grant. The options, of which 727,500 were outstanding at December 31, 1993, are exercisable at a rate not to exceed 20% for each year of employment completed (however 100% may be exercised under a change of control, as defined) after the date of grant and expire 10 years after the date of grant.



The following is a summary of activity under the Stock Plan and all former stock option plans for the years ended December 31:



                                                                                       1993           1992           1991
                                                                                     --------       --------       --------
     Outstanding at beginning of year. . . . . . . . . . . . . . . . . . . . . .        601,713        790,018        654,346



     Granted during year . . . . . . . . . . . . . . . . . . . . . . . . . . . .        727,500         75,000        374,500
     Exercised or terminated during year . . . . . . . . . . . . . . . . . . . .        601,713        263,305        238,828
                                                                                      ---------    -----------    -----------

     Outstanding at end of year. . . . . . . . . . . . . . . . . . . . . . . . .        727,500        601,713        790,018
                                                                                      ---------    -----------    -----------
                                                                                      ---------    -----------    -----------

     Exercisable at end of year. . . . . . . . . . . . . . . . . . . . . . . . .              -        389,473        502,308
                                                                                      ---------    -----------    -----------
                                                                                      ---------    -----------    -----------

     Per share price of exercisable options. . . . . . . . . . . . . . . . . . .      $       -    $1.63-$6.75    $0.83-$6.75
                                                                                      ---------    -----------    -----------
                                                                                      ---------    -----------    -----------

     Per share price of grants during year . . . . . . . . . . . . . . . . . . .      $   1.125    $      1.63    $2.13-$3.00
                                                                                      ---------    -----------    -----------
                                                                                      ---------    -----------    -----------

     Per share price of options exercised
        during year. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    none    $      none    $      none
                                                                                      ---------    -----------    -----------
                                                                                      ---------    -----------    -----------




The Company maintains an incentive savings plan "Savings Plan" under Section 401(k) of the Internal Revenue Code, which is available to all employees who meet certain requirements. Under the Savings Plan, the Company matched participants' contributions up to 5% of the participant's compensation through 1993.

Beginning in 1994, the Company will match 20% of the employees' contributions to the Savings Plan up to a maximum of five percent (5%) of the participant's compensation. The Company may, at its discretion, increase the matching percentage at year end and may match in New Common Stock or cash. The Company recorded expense of $250,000, $193,000, and $174,000 for 1993, 1992 and 1991,
respectively, for its matching contribution.

The Company currently provides no other post-employment benefits.

9.  SEGMENT INFORMATION

Segment data as of and for the years ended December 31, 1993, 1992 and 1991, follows:


                                                                                        Gas          Corporate
                                                                     Gas Pipeline    Processing     General and
                                                                      Operations     Operations   Administrative    Combined
                                                                      ----------     ----------   --------------    --------
1993:

     Revenue from unaffiliated sources . . . . . . . . . . . . .   $ 114,722,000  $ 100,903,000  $           -  $ 215,625,000
                                                                    ------------   ------------    -----------   ------------
                                                                    ------------   ------------    -----------   ------------
     Cost of sales . . . . . . . . . . . . . . . . . . . . . . .     105,400,000     88,949,000              -    194,349,000
                                                                    ------------   ------------    -----------   ------------
                                                                    ------------   ------------    -----------   ------------
     Depreciation and amortization . . . . . . . . . . . . . . .       4,281,000      1,976,000       194,000       6,451,000
                                                                    ------------   ------------    -----------   ------------
                                                                    ------------   ------------    -----------   ------------
     Operating earnings (loss) . . . . . . . . . . . . . . . . .         196,000     (1,134,000)    (3,534,000)    (4,472,000)
                                                                    ------------   ------------    -----------   ------------
                                                                    ------------   ------------    -----------   ------------
     Identifiable assets . . . . . . . . . . . . . . . . . . . .      16,554,000     25,383,000      4,509,000     46,446,000
                                                                    ------------   ------------    -----------   ------------
                                                                    ------------   ------------    -----------   ------------
     Capital expenditures. . . . . . . . . . . . . . . . . . . .       1,913,000      1,800,000         29,000      3,742,000
                                                                    ------------   ------------    -----------   ------------
                                                                    ------------   ------------    -----------   ------------
1992:

     Revenue from unaffiliated sources . . . . . . . . . . . . .   $ 120,978,000  $ 123,718,000  $           -  $ 244,696,000
                                                                    ------------   ------------    -----------   ------------
                                                                    ------------   ------------    -----------   ------------
     Cost of sales . . . . . . . . . . . . . . . . . . . . . . .     107,045,000    109,191,000              -    216,236,000
                                                                    ------------   ------------    -----------   ------------
                                                                    ------------   ------------    -----------   ------------
     Depreciation and amortization . . . . . . . . . . . . . . .       5,231,000      1,953,000        310,000      7,494,000
                                                                    ------------   ------------    -----------   ------------
                                                                    ------------   ------------    -----------   ------------
     Operating earnings (loss) . . . . . . . . . . . . . . . . .       3,165,000        313,000     (4,477,000)      (999,000)
                                                                    ------------   ------------    -----------   ------------
                                                                    ------------   ------------    -----------   ------------
     Identifiable assets . . . . . . . . . . . . . . . . . . . .      75,649,000     30,294,000      8,606,000    114,549,000
                                                                    ------------   ------------    -----------   ------------
                                                                    ------------   ------------    -----------   ------------
     Capital expenditures. . . . . . . . . . . . . . . . . . . .       1,529,000      1,566,000         65,000      3,160,000
                                                                    ------------   ------------    -----------   ------------
                                                                    ------------   ------------    -----------   ------------
1991:

     Revenue from unaffiliated sources . . . . . . . . . . . . .   $ 117,826,000  $  91,446,000  $           -  $ 209,272,000
                                                                    ------------   ------------    -----------   ------------
                                                                    ------------   ------------    -----------   ------------
     Cost of sales . . . . . . . . . . . . . . . . . . . . . . .     101,086,000     79,464,000              -    180,550,000
                                                                    ------------   ------------    -----------   ------------
                                                                    ------------   ------------    -----------   ------------
     Depreciation and amortization . . . . . . . . . . . . . . .       6,037,000      1,918,000        374,000      8,329,000
                                                                    ------------   ------------    -----------   ------------
                                                                    ------------   ------------    -----------   ------------
     Operating earnings (loss) . . . . . . . . . . . . . . . . .       4,440,000      2,456,000     (5,618,000)     1,278,000
                                                                    ------------   ------------    -----------   ------------
                                                                    ------------   ------------    -----------   ------------
     Identifiable assets . . . . . . . . . . . . . . . . . . . .      73,729,000     32,265,000     14,966,000    120,960,000
                                                                    ------------   ------------    -----------   ------------
                                                                    ------------   ------------    -----------   ------------
     Capital expenditures. . . . . . . . . . . . . . . . . . . .       5,054,000      2,208,000         77,000      7,339,000
                                                                    ------------   ------------    -----------   ------------
                                                                    ------------   ------------    -----------   ------------


The Company believes that the loss of any single customer would not have a material effect on the financial condition of the Company. There were no customers in 1992 that accounted for over 10% of consolidated revenues. Information regarding sales to major customers by segment for the years ended December 31, 1993 and 1991 is as follows:


                                                                                                   Percentage of
                                                                     Gas Pipeline  Gas Processing  Consolidated
                                                                      Operations     Operations      Revenues
                                                                      -----------   -------------  -------------

1993 Georgia Pacific . . . . . . . . . . . . . . . . . . . . . .     $ 24,810,000              -            12%

1991 Continental Ozark . . . . . . . . . . . . . . . . . . . . .     $         -    $ 30,280,000            14%


ITEM 9.   CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.
                                    PART III

The information required in response to Items 10, 11, 12, and 13 is included in the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 1994, pursuant to Regulation 14A and is incorporated herein by reference.
                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  (1)  Consolidated Financial Statements



          Cornerstone Natural Gas, Inc. and Subsidiaries.
                                                                                           Page
                                                                                           ----
          Report of Ernst & Young, Independent Auditors. . . . . . . . . . . . . . . . . .   17
          Consolidated Statements of Operations for the Years Ended
               December 31, 1993, 1992, and 1991 . . . . . . . . . . . . . . . . . . . . .   18
          Consolidated Balance Sheets at December 31, 1993 and 1992. . . . . . . . . . . .   19
          Consolidated Statements of Cash Flows for the Years Ended
               December 31, 1993, 1992, and 1991 . . . . . . . . . . . . . . . . . . . . .   20
          Consolidated Statements of Changes in Stockholders' Equity
               for the Years Ended December 31, 1993, 1992, and 1991 . . . . . . . . . . .   21
          Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . .22-33



          (2)  Consolidated Financial Statement Schedules.

          The consolidated financial statement schedules filed as a part of this report on Form 10-K follow the signature page. The following is a list of those schedules:

          Schedule   V   Property, Plant and Equipment

          Schedule   VI  Accumulated Depreciation and Amortization of Property,
                           Plant, and Equipment

          Schedule   X   Supplementary Income Statement Information

          Schedules not included have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

          (3)  Exhibits.


Exhibit No.                         Document
- -----------                         --------

*     3.1      By-Laws, as Amended and Restated March 21, 1994, currently in effect.

      3.2 Restated Certificate of Incorporation of Cornerstone Natural Gas, Inc. (incorporated by reference to Exhibit 2 filed January 10, 1994, Form 8-A).

*    10.1      Cornerstone Natural Gas, Inc. 1993 Long-Term Incentive Plan.

*    10.2      Amended and Restated Endevco, Inc. Employee Savings Plan
               effective July 1, 1991.

     10.3 Endevco, Inc. Employee Savings Trust (incorporated by reference to 10.3 to Registration Statement No. 2-85830).

     10.4 Amendment Number 1 to the Endevco, Inc. Employee Savings Trust (incorporated by reference to Exhibit 10.6 to December 31, 1991, Form 10-K).

     10.5 Amendment Number 2 to the Endevco, Inc. Employee Savings Trust (incorporated by reference to Exhibit 10.7 to December 31, 1991, Form 10-K).

     10.6 Lease Agreement by and between Endevco, Inc. as Tenant and 8080 Central, Ltd. as Landlord, dated January 11, l985, (incorporated by reference to Exhibit 10.65 to March 31, 1985 Form 10-Q).

     10.7 Amendment to the Lease Agreement by and between Endevco, Inc. as Tenant and 8080 Central, Ltd. as Landlord, dated April 24, l985, (incorporated by reference to Exhibit 10.14 to December 31, 1991, Form 10-K).

     10.8 Amendment to Lease Agreement by and between Endevco, Inc. as Tenant and 8080 Central, Ltd. as Landlord, dated October 7, l985, (incorporated by reference to Exhibit 10.15 to December 31, 1991, Form 10-K).

     10.9 Amendment to Lease Agreement by and between Endevco, Inc. as Tenant and 8080 Central, Ltd. as Landlord, dated
               October 13, l987, (incorporated by reference to Exhibit 10.16 to December 31, 1991, Form 10-K).


     10.10 Amendment to Lease Agreement by and between Endevco, Inc. as Tenant and 8080 Central, Ltd. as Landlord, dated
               October 22, l988, (incorporated by reference to Exhibit 10.17 to December 31, 1991, Form 10-K).

     10.11 Modification and Ratification of Lease Agreement by and between Endevco, Inc. as Tenant and The Prudential Insurance Company of America, as Landlord, dated February 24, l993, (incorporated by reference to Exhibit 10.18 to December 31, 1992, Form 10-K).

     10.12 Amended and Restated Term Loan and Revolving Credit Agreement between Dubach Gas Company and Union Bank dated July 26, l991, (incorporated by reference to Exhibit 10.51 to December 31, 1991, Form 10-K).

     10.13 First Amendment to the Amended and Restated Term Loan and Revolving Credit Agreement between Dubach Gas Company and Union Bank dated August 28, l991, (incorporated by reference to Exhibit
               10.52 to December 31, 1991, Form 10-K).

     10.14 Amendment to the Amended and Restated Term Loan and Revolving Credit Agreement between

               Dubach Gas Company and Union Bank dated December 20, 1991, (incorporated by reference to Exhibit 10.53 to December 31, 1991, Form 10-K).

     10.15 Second Amendment to the Amended and Restated Term Loan and Revolving Credit Agreement between Dubach Gas Company and Union Bank dated July 23, l992, (incorporated by reference to Exhibit
               10.54 to December 31, 1992, Form 10-K).

     10.16 Third Amendment to the Amended and Restated Term Loan and Revolving Credit Agreement between Dubach Gas Company and Union Bank dated September 21, l992, (incorporated by reference to Exhibit 10.55 to December 31, 1992, Form 10-K).

     10.17 Fourth Amendment to the Amended and Restated Term Loan and Revolving Credit Agreement between Dubach Gas Company and Union Bank dated October 22, l992, (incorporated by reference to Exhibit 10.56 to December 31, 1992, Form 10-K).

     10.18 Fifth Amendment to the Amended and Restated Term Loan and Revolving Credit Agreement between Dubach Gas Company and Union Bank dated November 30, l992, (incorporated by reference to Exhibit 10.57 to December 31, 1992, Form 10-K).

     10.19 Sixth Amendment to the Amended and Restated Term Loan and Revolving Credit Agreement between Dubach Gas Company and Union Bank dated January 29, l993, (incorporated by reference to Exhibit 10.58 to December 31, 1992, Form 10-K).

     10.20 Seventh Amendment to the Amended and Restated Term Loan and Revolving Credit Agreement between Dubach Gas Company and Union Bank dated February 22, l993, (incorporated by reference to Exhibit 10.59 to December 31, 1992, Form 10-K).

     10.21 Eighth Amendment to the Amended and Restated Term Loan and Revolving Credit Agreement between Dubach Gas Company and Union Bank dated March 22, l993, (incorporated by reference to Exhibit
               10.60 to December 31, 1992, Form 10-K).

*    10.22     Ninth Amendment to the Amended and Restated Term Loan and
               Revolving Credit Agreement between Dubach Gas Company and Union
               Bank dated April 26, 1993.

*    10.23     Tenth Amendment to the Amended and Restated Term Loan and
               Revolving Credit Agreement between Dubach Gas Company and Union
               Bank dated May 24, 1993.

*    10.24     Eleventh Amendment to the Amended and Restated Term Loan and
               Revolving Credit Agreement between Dubach Gas Company and Union
               Bank dated June 21, 1993.

*    10.25     Twelfth Amendment to the Amended and Restated Term Loan and
               Revolving Credit Agreement between Dubach Gas Company and Union
               Bank dated July 19, 1993.

*    10.26     Thirteenth Amendment to the Amended and Restated Term Loan and
               Revolving Credit Agreement between Dubach Gas Company and Union
               Bank dated August 23, 1993.

*    10.27     Fourteenth Amendment to the Amended and Restated Term Loan and
               Revolving Credit Agreement between Dubach Gas Company and Union
               Bank dated September 21, 1993.

*    10.28     Fifteenth Amendment to the Amended and Restated Term Loan and
               Revolving Credit Agreement between Dubach Gas Company and Union
               Bank dated October 28, 1993.

*    10.29     Sixteenth Amendment to the Amended and Restated Term Loan and
               Revolving Credit Agreement between Dubach Gas Company and Union
               Bank dated December 21, 1993.

     10.30 Subordination Agreement dated December 15, l988, (incorporated by reference to Exhibit 10.54 to December 31, 1991, Form 10-K).

     10.31 Amendment dated March 27, l989, to Subordination Agreement dated December 15, l988, between Endevco, Inc. and Dubach Gas Company (incorporated by reference to Exhibit 10.55 to December 31, 1991, Form 10-K).

     10.32 Second Amendment dated August 29, l990, to Subordination Agreement dated December 15, l988, between Endevco, Inc. and Dubach Gas Company (incorporated by reference to Exhibit 10.56 to December 31, 1991, Form 10-K).

     10.33 Third Amendment dated September 21, 1990, to Subordination Agreement dated December 15, l988, between Endevco, Inc. and Dubach Gas Company (incorporated by reference to Exhibit 10.96 to December 31, 1990, Form 10-K).

     10.34 Loan Agreement dated as of December 16, l988, by and between Dubach Gas Company and Endevco, Inc. (incorporated by reference to Exhibit 2 to December 16, 1988, Form 8-K).

     10.35 General Partnership Agreement of Mountain Creek Joint Venture dated as of March 7, l989, by and between Western Natural Gas Company and Cornerstone Natural Gas Company (incorporated by reference to Exhibit 10.79 to December 31, 1989, Form 10-K).

     10.36 Pipeline Construction and Operating Agreement dated March 7, l989, by and between Cornerstone Natural Gas Company and Mountain Creek Joint Venture (incorporated by reference to Exhibit 10.80 to December 31, 1989, Form 10-K).

     10.37 Loan Agreement dated September 28, l989, by and between Mountain Creek Joint Venture and Chrysler Capital Corporation (incorporated by reference to Exhibit 10.82 to December 31, 1989, Form 10-K).

     10.38 Participation Agreement dated July 17, l991, by and between Endevco and First Reserve Gas Storage Inc. (incorporated by reference to Exhibit 10.88 to December 31,1991, Form 10-K).

*    10.39     Letter Agreement effective May 17, 1993, by and between Energy
               Transfer Corporation and Cornerstone Natural Gas, Inc.

     10.40 Stock Purchase Agreement dated March 20, l993, by and between Endevco, Inc., and Ray Davis, Trustee (incorporated by reference to Exhibit 10.136 to December 31, 1992, Form 10-K).

     10.41 First Amendment Stock Purchase Agreement dated May 28, 1993, by and between Endevco, Inc., and Ray Davis, Trustee (incorporated by reference to Exhibit 10.1 to June 17, 1993, to Form 8-K).

*    10.42     Form and Schedule of Warrants to Purchase Common Stock of
               Cornerstone Natural Gas, Inc.

*    10.43     Form and Schedule of Promissory Note dated November 2, 1993, between Cornerstone Natural Gas, Inc. and Preferred Stockholders.

     10.44 Revolving Credit and Term Loan Agreement between Cornerstone Natural Gas, Inc. et al, and Bank of Oklahoma, National Association dated November 2, 1993, (incorporated by reference to
               Exhibit 10.3 to November 2, 1993, Form 8-K).

*    10.45     Joint Venture Agreement between Cornerstone Natural Gas, Inc. and
               Merit Natural Gas Company
               dated October 28, 1993.

*    10.46     First Amended and Restated Intercreditor Agreement dated December
               31, 1993, between Union Bank and Bank of Oklahoma, National
               Association.

*    10.47     Subordination Agreement dated February 24, 1994, between Bank of
               Oklahoma, National Association and Premier Bank.

*    10.48     Consulting Agreement between Endevco, Inc. and James W. Bryant dated June 4, 1993.

*    22.1      List of Subsidiaries.

*    23.1      Consent of Independent Auditors.

- --------------------------------------
* Filed Herewith

  (b)     Reports on Form 8-K

     (1) "Item 3. Bankruptcy." and "Item 7. Exhibits." were reported in a Current Report on Form 8-K filed October 14, 1993.

     (2) "Item 1. Change of Control of Registrant", "Item 2. Disposition of Assets", "Item 3. Bankruptcy" and "Item 7. Exhibits" were reported in a current report on Form 8-K filed November 15, 1993.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERSTONE NATURAL GAS, INC.



By:/s/ RAY C. DAVIS
   ----------------------
   Ray C. Davis
   CHAIRMAN OF THE BOARD
   AND CHIEF EXECUTIVE OFFICER


Date:  MARCH 22, l994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                              Capacity in
          Signatures          Which Signed
          ----------          ------------

/s/ RAY C. DAVIS         Chairman of the Board of Directors       March 22, 1994
- -----------------------  and Chief Executive Officer
(Ray C. Davis)

/s/ KELCY L. WARREN      President, Chief Operating               March 22, 1994
- -----------------------  Officer and Director
(Kelcy L. Warren)

/s/ ROBERT L. CAVNAR     Senior Vice President and Chief          March 22, 1994
- -----------------------  Financial Officer
(Robert L. Cavnar)

/s/ RICHARD W. PIACENTI  Vice President and Controller            March 22, 1994
- -----------------------
(Richard W. Piacenti)

/s/ RICHARD D. BRANNON   Director                                 March 22, 1994
- -----------------------
(Richard D. Brannon)

/s/ JAMES W. BRYANT      Director                                 March 22, 1994
- -----------------------
(James W. Bryant)

/s/ TED COLLINS, JR.     Director                                 March 22, 1994
- -----------------------
(Ted Collins, Jr.)

/s/ BEN H. COOK          Director                                 March 22, 1994
- -----------------------
(Ben H. Cook)

/s/ DAVID S. HUNT        Director                                 March 22, 1994
- -----------------------
(David S. Hunt)

/s/ C. ROBERT SLEDGE     Director                                 March 22, 1994
- -----------------------
(C. Robert Sledge)

                                                                      SCHEDULE V
                 CORNERSTONE NATURAL GAS, INC. AND SUBSIDIARIES

                          PROPERTY, PLANT AND EQUIPMENT



                                            Balance at                                        Transfers          Balance at
                                             Beginning                     Retirements            &                  End
   Classification                            of Period       Additions      or Sales            Other             of Periodd
   --------------                           ----------      ----------     -----------        ---------          ----------
December 31, l993:
   Pipelines and Pipeline
      Rights-of-Way. . . . . . . . . . .   $ 86,416,000    $ 1,686,000   $ 68,365,000 (a)  $         -          $ 19,737,000
   Gas Storage . . . . . . . . . . . . .              -              -              -                -                     -
   Gas Liquids Recovery Plants . . . . .     21,312,000      1,362,000              -                -            22,674,000
   Gas Treating Plants . . . . . . . . .      8,191,000        163,000        351,000                -             8,003,000
   Equipment . . . . . . . . . . . . . .      5,548,000        403,000      4,207,000 (a)            -             1,744,000
   Furniture and Fixtures. . . . . . . .      1,622,000         67,000        109,000 (a)            -             1,580,000
   Leasehold Improvements. . . . . . . .        424,000              -         60,000 (a)            -               364,000
   Buildings . . . . . . . . . . . . . .        139,000         21,000         77,000 (a)            -                83,000
   Land. . . . . . . . . . . . . . . . .        245,000         40,000         13,000 (a)            -               272,000
                                            -----------     ----------    -----------       ----------           -----------
                                           $123,897,000    $ 3,742,000   $ 73,182,000      $         -          $ 54,457,000
                                            -----------     ----------    -----------       ----------           -----------
                                            -----------     ----------    -----------       ----------           -----------

December 31, l992:
   Pipelines and Pipeline
      Rights-of-Way. . . . . . . . . . .   $ 85,347,000    $ 1,311,000   $    213,000      $   (29,000)         $ 86,416,000
   Gas Storage . . . . . . . . . . . . .              -              -              -                -                     -
   Gas Liquids Recovery Plants . . . . .     20,166,000      1,146,000              -                -            21,312,000
   Gas Treating Plants . . . . . . . . .      8,266,000        288,000        340,000          (23,000)            8,191,000
   Equipment . . . . . . . . . . . . . .      5,867,000        372,000        743,000           52,000             5,548,000
   Furniture and Fixtures. . . . . . . .      1,591,000         31,000              -                -             1,622,000
   Leasehold Improvements. . . . . . . .        412,000         12,000              -                -               424,000
   Buildings . . . . . . . . . . . . . .        156,000              -         17,000                -               139,000
   Land. . . . . . . . . . . . . . . . .        245,000              -              -                -               245,000
                                            -----------     ----------    -----------       ----------           -----------
                                           $122,050,000    $ 3,160,000   $  1,313,000      $         -          $123,897,000
                                            -----------     ----------    -----------       ----------           -----------
                                            -----------     ----------    -----------       ----------           -----------

December 31, 1991:
   Pipelines and Pipeline
      Rights-of-Way. . . . . . . . . . .   $ 87,309,000    $ 1,220,000   $  3,322,000      $   140,000  (b)(c)  $ 85,347,000
   Gas Storage . . . . . . . . . . . . .     14,746,000      3,181,000     18,153,000          226,000  (d)                -
   Gas Liquids Recovery Plants . . . . .     17,668,000      1,610,000              -          888,000  (b)(c)    20,166,000
   Gas Treating Plants . . . . . . . . .      7,884,000        382,000              -                -             8,266,000
   Equipment . . . . . . . . . . . . . .      6,132,000        844,000        602,000         (507,000) (b)(c)     5,867,000
   Furniture and Fixtures. . . . . . . .      1,554,000         55,000         33,000           15,000  (b)        1,591,000
   Leasehold Improvements. . . . . . . .        411,000          1,000              -                -               412,000
   Buildings . . . . . . . . . . . . . .        121,000         45,000         10,000                -               156,000
   Land. . . . . . . . . . . . . . . . .        231,000          1,000              -           13,000  (b)          245,000
                                            -----------     ----------    -----------       ----------           -----------
                                           $136,056,000    $ 7,339,000   $ 22,120,000      $   775,000         $ 122,050,000
                                            -----------     ----------    -----------       ----------           -----------
                                            -----------     ----------    -----------       ----------           -----------

(a) Includes effect of transfer of assets to Noteholders in satisfaction of debt.
(b) Includes effect of acquisition of 10% minority interest in subsidiary.
(c) Includes effect of transfer of assets to partnership at net book value.
(d) Reclassified from (to) other assets.

                                                                     SCHEDULE VI


                  CORNERSTONE NATURAL GAS INC. AND SUBSIDIARIES

                  ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                          PROPERTY, PLANT AND EQUIPMENT



                                            Balance at                                        Transfers          Balance at
                                             Beginning                     Retirements            &                  End
   Classification                            of Period       Additions      or Sales            Other             of Period
   --------------                           ----------      ----------     -----------        ---------          ----------
December 31, l993:
   Pipelines and Pipeline
   Rights-of-Way . . . . . . . . . . . .   $ 28,154,000    $ 4,120,000   $ 23,200,000 (a)  $ 4,217,000  (b)    $  13,291,000
   Gas Storage . . . . . . . . . . . . .              -              -              -                -                     -
   Gas Liquids Recovery Plants . . . . .      7,725,000      1,263,000              -          117,000  (b)        9,105,000
   Gas Treating Plants . . . . . . . . .      5,406,000        507,000              -          657,000  (b)        6,570,000
   Equipment . . . . . . . . . . . . . .      2,274,000        358,000      1,743,000 (a)       97,000  (b)          986,000
   Furniture and Fixtures. . . . . . . .      1,495,000         62,000        109,000 (a)            -             1,448,000
   Leasehold Improvements. . . . . . . .        400,000         17,000         61,000 (a)            -               356,000
   Buildings . . . . . . . . . . . . . .         57,000          7,000         19,000 (a)        4,000  (b)           49,000
                                            -----------     ----------    -----------       ----------           -----------
                                           $ 45,511,000    $ 6,334,000   $ 25,132,000      $ 5,092,000         $  31,805,000
                                            -----------     ----------    -----------       ----------           -----------
                                            -----------     ----------    -----------       ----------           -----------

December 31, l992:
   Pipelines and Pipeline
   Rights-of-Way . . . . . . . . . . . .   $ 23,348,000    $ 5,003,000   $    207,000      $    10,000         $  28,154,000
   Gas Storage . . . . . . . . . . . . .              -              -              -                -                     -
   Gas Liquids Recovery Plants . . . . .      6,585,000      1,140,000              -                -             7,725,000
   Gas Treating Plants . . . . . . . . .      4,994,000        612,000        186,000          (14,000)            5,406,000
   Equipment . . . . . . . . . . . . . .      2,320,000        413,000        463,000            4,000             2,274,000
   Furniture and Fixtures. . . . . . . .      1,346,000        149,000              -                -             1,495,000
   Leasehold Improvements. . . . . . . .        347,000         53,000              -                -               400,000
   Buildings . . . . . . . . . . . . . .         66,000          8,000         17,000                -                57,000
                                            -----------     ----------    -----------       ----------           -----------
                                           $ 39,006,000    $ 7,378,000   $    873,000      $         -         $  45,511,000
                                            -----------     ----------    -----------       ----------           -----------
                                            -----------     ----------    -----------       ----------           -----------

December 31, 1991:
   Pipelines and Pipeline
   Rights-of-Way . . . . . . . . . . . .   $ 19,132,000    $ 5,184,000   $    986,000      $    18,000  (c)    $  23,348,000
   Gas Storage . . . . . . . . . . . . .        100,000        218,000        318,000                -                     -
   Gas Liquids Recovery Plants . . . . .      5,628,000        933,000              -           24,000  (c)(d)     6,585,000
   Gas Treating Plants . . . . . . . . .      4,494,000        500,000              -                -             4,994,000
   Equipment . . . . . . . . . . . . . .      2,425,000        470,000        338,000         (237,000) (c)(d)     2,320,000
   Furniture and Fixtures. . . . . . . .      1,109,000        241,000          7,000            3,000  (c)        1,346,000
   Leasehold Improvements. . . . . . . .        286,000         61,000              -                -               347,000
   Buildings . . . . . . . . . . . . . .         71,000          6,000         11,000                -                66,000
                                            -----------     ----------    -----------       ----------           -----------
                                           $ 33,245,000    $ 7,613,000   $  1,660,000      $  (192,000)        $  39,006,000
                                            -----------     ----------    -----------       ----------           -----------
                                            -----------     ----------    -----------       ----------           -----------




(a) Includes effect of transfer of assets to Noteholders in satisfaction of debt.
(b) Includes effect of write downs associated with the reorganization.
(c) Includes effect of acquisition of 10% minority interest in subsidiary.
(d) Includes effect of transfer of assets to partnership at net book value.

                                                                      SCHEDULE X


                 CORNERSTONE NATURAL GAS, INC. AND SUBSIDIARIES

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION



                                                                               Year Ended December 31,
                                                                    1993                1992                1991
                                                                  --------            --------            --------


Maintenance and repairs                                          $ 2,455,000         $ 3,379,000         $    (a)
Depreciation and amortization of intangible assets                  (a)                 (a)                   (a)
Taxes, other than payroll and income taxes                          (a)                 (a)                   (a)
Royalties                                                           (a)                 (a)                   (a)
Advertising costs                                                   (a)                 (a)                   (a)

(a)  less than 1% of total revenues.

                                INDEX TO EXHIBITS

Exhibit No.                 Document
- -----------                 --------


*  3.1    By-Laws, as Amended and Restated March 21, 1994, currently in effect.

   3.2 Restated Certificate of Incorporation of Cornerstone Natural Gas, Inc. (incorporated by reference to Exhibit 2 filed January 10, 1994, Form 8-A).

* 10.1    Cornerstone Natural Gas, Inc. 1993 Long-Term Incentive Plan.

* 10.2 Amended and Restated Endevco, Inc. Employee Savings Plan effective July 1, 1991.

  10.3    Endevco, Inc. Employee Savings Trust (incorporated by reference to
          10.3 to Registration Statement No. 2-85830).

  10.4 Amendment Number 1 to the Endevco, Inc. Employee Savings Trust (incorporated by reference to Exhibit 10.6 to December 31, 1991, Form 10-K).

  10.5 Amendment Number 2 to the Endevco, Inc. Employee Savings Trust (incorporated by reference to Exhibit 10.7 to December 31, 1991, Form 10-K).

  10.6 Lease Agreement by and between Endevco, Inc. as Tenant and 8080 Central, Ltd. as Landlord, dated January 11, l985, (incorporated by reference to Exhibit 10.65 to March 31, 1985 Form 10-Q).

  10.7 Amendment to the Lease Agreement by and between Endevco, Inc. as Tenant and 8080 Central, Ltd. as Landlord, dated April 24, l985, (incorporated by reference to Exhibit 10.14 to December 31, 1991, Form 10-K).

  10.8 Amendment to Lease Agreement by and between Endevco, Inc. as Tenant and 8080 Central, Ltd. as Landlord, dated October 7, l985, (incorporated by reference to Exhibit 10.15 to December 31, 1991, Form 10-K).

  10.9 Amendment to Lease Agreement by and between Endevco, Inc. as Tenant and 8080 Central, Ltd. as Landlord, dated October 13, l987, (incorporated by reference to Exhibit 10.16 to December 31, 1991, Form 10-K).

  10.10 Amendment to Lease Agreement by and between Endevco, Inc. as Tenant and 8080 Central, Ltd. as Landlord, dated October 22, l988, (incorporated by reference to Exhibit 10.17 to December 31, 1991, Form 10-K).

  10.11 Modification and Ratification of Lease Agreement by and between Endevco, Inc. as Tenant and The Prudential Insurance Company of America, as Landlord, dated February 24, l993, (incorporated by reference to Exhibit 10.18 to December 31, 1992, Form 10-K).

  10.12 Amended and Restated Term Loan and Revolving Credit Agreement between Dubach Gas Company and Union Bank dated July 26, l991, (incorporated by reference to Exhibit 10.51 to December 31, 1991, Form 10-K).

  10.13 First Amendment to the Amended and Restated Term Loan and Revolving Credit Agreement between Dubach Gas Company and Union Bank dated August 28, l991, (incorporated by reference to Exhibit 10.52 to December 31, 1991, Form 10-K).

  10.14 Amendment to the Amended and Restated Term Loan and Revolving Credit Agreement between Dubach Gas Company and Union Bank dated December 20, 1991, (incorporated by reference to Exhibit 10.53 to December 31, 1991, Form 10-K).

  10.15 Second Amendment to the Amended and Restated Term Loan and Revolving Credit Agreement between Dubach Gas Company and Union Bank dated July 23, l992, (incorporated by reference to Exhibit 10.54 to December 31, 1992, Form 10-K).

  10.16 Third Amendment to the Amended and Restated Term Loan and Revolving Credit Agreement between Dubach Gas Company and Union Bank dated September 21, l992, (incorporated by reference to Exhibit 10.55 to December 31, 1992, Form 10-K).

  10.17 Fourth Amendment to the Amended and Restated Term Loan and Revolving Credit Agreement between Dubach Gas Company and Union Bank dated October 22, l992, (incorporated by reference to Exhibit 10.56 to December 31, 1992, Form 10-K).

  10.18 Fifth Amendment to the Amended and Restated Term Loan and Revolving Credit Agreement between Dubach Gas Company and Union Bank dated November 30, l992, (incorporated by reference to Exhibit 10.57 to December 31, 1992, Form 10-K).

  10.19 Sixth Amendment to the Amended and Restated Term Loan and Revolving Credit Agreement between Dubach Gas Company and Union Bank dated January 29, l993, (incorporated by reference to Exhibit 10.58 to December 31, 1992, Form 10-K).

  10.20 Seventh Amendment to the Amended and Restated Term Loan and Revolving Credit Agreement between Dubach Gas Company and Union Bank dated February 22, l993, (incorporated by reference to Exhibit 10.59 to December 31, 1992, Form 10-K).

  10.21 Eighth Amendment to the Amended and Restated Term Loan and Revolving Credit Agreement between Dubach Gas Company and Union Bank dated March 22, l993, (incorporated by reference to Exhibit 10.60 to December 31, 1992, Form 10-K).

* 10.22 Ninth Amendment to the Amended and Restated Term Loan and Revolving Credit Agreement between Dubach Gas Company and Union Bank dated April 26, 1993.

* 10.23 Tenth Amendment to the Amended and Restated Term Loan and Revolving Credit Agreement between Dubach Gas Company and Union Bank dated May 24, 1993.

* 10.24 Eleventh Amendment to the Amended and Restated Term Loan and Revolving Credit Agreement between Dubach Gas Company and Union Bank dated June 21, 1993.

* 10.25 Twelfth Amendment to the Amended and Restated Term Loan and Revolving Credit Agreement between Dubach Gas Company and Union Bank dated July 19, 1993.

* 10.26 Thirteenth Amendment to the Amended and Restated Term Loan and Revolving Credit Agreement between Dubach Gas Company and Union Bank dated August 23, 1993.

* 10.27 Fourteenth Amendment to the Amended and Restated Term Loan and Revolving Credit Agreement between Dubach Gas Company and Union Bank dated September 21, 1993.

* 10.28 Fifteenth Amendment to the Amended and Restated Term Loan and Revolving Credit Agreement between Dubach Gas Company and Union Bank dated October 28, 1993.

* 10.29 Sixteenth Amendment to the Amended and Restated Term Loan and Revolving Credit Agreement between Dubach Gas Company and Union Bank dated December 21, 1993.

  10.30 Subordination Agreement dated December 15, l988, (incorporated by reference to Exhibit 10.54 to December 31, 1991, Form 10-K).

  10.31 Amendment dated March 27, l989, to Subordination Agreement dated December 15, l988, between Endevco, Inc. and Dubach Gas Company (incorporated by reference to Exhibit 10.55 to December 31, 1991, Form 10-K).

  10.32 Second Amendment dated August 29, l990, to Subordination Agreement dated December 15, l988, between Endevco, Inc. and Dubach Gas Company (incorporated by reference to Exhibit 10.56 to December 31, 1991, Form 10-K).

  10.33 Third Amendment dated September 21, 1990, to Subordination Agreement dated December 15, l988, between Endevco, Inc. and Dubach Gas Company (incorporated by reference to Exhibit 10.96 to December 31, 1990, Form 10-K).

  10.34 Loan Agreement dated as of December 16, l988, by and between Dubach Gas Company and Endevco, Inc. (incorporated by reference to Exhibit 2 to December 16, 1988, Form 8-K).

  10.35 General Partnership Agreement of Mountain Creek Joint Venture dated as of March 7, l989, by and between Western Natural Gas Company and Cornerstone Natural Gas Company (incorporated by reference to Exhibit
          10.79 to December 31, 1989, Form 10-K).

  10.36 Pipeline Construction and Operating Agreement dated March 7, l989, by and between Cornerstone Natural Gas Company and Mountain Creek Joint Venture (incorporated by reference to Exhibit 10.80 to December 31, 1989, Form 10-K).

  10.37 Loan Agreement dated September 28, l989, by and between Mountain Creek Joint Venture and Chrysler Capital Corporation (incorporated by reference to Exhibit 10.82 to December 31, 1989, Form 10-K).

  10.38 Participation Agreement dated July 17, l991, by and between Endevco and First Reserve Gas Storage Inc. (incorporated by reference to
          Exhibit 10.88 to December 31,1991, Form 10-K).

* 10.39 Letter Agreement effective May 17, 1993, by and between Energy Transfer Corporation and Cornerstone Natural Gas, Inc.

  10.40 Stock Purchase Agreement dated March 20, l993, by and between Endevco, Inc., and Ray Davis, Trustee (incorporated by reference to
          Exhibit 10.136 to December 31, 1992, Form 10-K).

  10.41 First Amendment Stock Purchase Agreement dated May 28, 1993, by and between Endevco, Inc., and Ray Davis, Trustee (incorporated by reference to Exhibit 10.1 to June 17, 1993, to Form 8-K).

* 10.42 Form and Schedule of Warrants to Purchase Common Stock of Cornerstone Natural Gas, Inc.

* 10.43 Form and Schedule of Promissory Note dated November 2, 1993, between Cornerstone Natural Gas, Inc. and Preferred Stockholders.

  10.44 Revolving Credit and Term Loan Agreement between Cornerstone Natural Gas, Inc. et al, and Bank of Oklahoma, National Association dated November 2, 1993, (incorporated by reference to Exhibit 10.3 to November 2, 1993, Form 8-K).

* 10.45 Joint Venture Agreement between Cornerstone Natural Gas, Inc. and Merit Natural Gas Company dated October 28, 1993.

* 10.46 First Amended and Restated Intercreditor Agreement dated December 31, 1993, between Union Bank and Bank of Oklahoma, National Association.

* 10.47 Subordination Agreement dated February 24, 1994, between Bank of Oklahoma, National Association and Premier Bank.

* 10.48 Consulting Agreement between Endevco, Inc. and James W. Bryant dated June 4, 1993.

* 22.1    List of Subsidiaries.

* 23.1    Consent of Independent Auditors.

- ----------------------------------
* Filed Herewith