Form 10-Q
period 1994-03-31
CORNERSTONE NATURAL GAS INC
filed 1994-05-13
CIK 725625

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-11994

                          CORNERSTONE NATURAL GAS, INC.
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                   74-1952257
       (State or other jurisdiction of                      (IRS Employer
       incorporation or organization)                    Identification No.)

          8080 N.CENTRAL EXPRESSWAY                             75206
                 SUITE 1200                                  (Zip Code)
                DALLAS, TEXAS
  (Address of principal executive offices)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (214) 691-5536



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filings requirements for the past 90 days.  Yes  X     No
                                               -----     -----
     INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.
YES  X     NO
   -----     -----

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


                                        SHARES OUTSTANDING AT
   CLASS OF COMMON STOCK                    MAY 13, 1994
   ---------------------                    ------------
      $.10 PAR VALUE                         12,515,959


- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                          CORNERSTONE NATURAL GAS, INC.

                       INDEX TO QUARTERLY REPORT FORM 10-Q


                                                                         Page(s)
                                                                         -------

PART I. Financial Information

        ITEM 1. Financial Statements

                Consolidated Statements of Operations for the three
                months ended March 31, 1994, and 1993. . . . . . . . . .     3

                Consolidated Balance Sheets as of March 31, 1994,
                and December 31, 1993. . . . . . . . . . . . . . . . . .     4

                Consolidated Statements of Cash Flows for the three
                months ended March 31, 1994, and 1993. . . . . . . . . .     5

                Notes to Consolidated Financial Statements . . . . . . .     6

        ITEM 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations. . . . . . . . . . .     7-9

PART II. Other Information

         ITEM 1. Legal Proceedings  . . . . . . . . . . . . . . . . . . .     10

         ITEM 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . .     10

                         PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                  CORNERSTONE NATURAL GAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                        Three Month Period
                                                                          Ended March 31,
                                                                    ---------------------------
                                                                        1994           1993
                                                                    ------------   ------------
Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 32,066,000   $ 65,372,000

Expenses:
  Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . .      27,548,000     60,005,000
  Operating expenses . . . . . . . . . . . . . . . . . . . . . .       2,177,000      3,560,000
  Depreciation and  amortization . . . . . . . . . . . . . . . .         658,000      1,858,000
  General and administrative . . . . . . . . . . . . . . . . . .       1,268,000      1,484,000
                                                                    ------------   ------------
                                                                      31,651,000     66,907,000
                                                                    ------------   ------------
Operating earnings (loss)  . . . . . . . . . . . . . . . . . . .         415,000     (1,535,000)
                                                                    ------------   ------------

Other income (expense):
  Interest income. . . . . . . . . . . . . . . . . . . . . . . .           5,000         47,000
  Interest expense . . . . . . . . . . . . . . . . . . . . . . .        (320,000)    (1,274,000)
  Equity in net earnings (losses) of unconsolidated
   subsidiaries  . . . . . . . . . . . . . . . . . . . . . . . .         (16,000)         9,000
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,000         (2,000)
  Gain (loss) on sale of assets, net . . . . . . . . . . . . . .              --        611,000
                                                                    ------------   ------------
                                                                        (327,000)      (609,000)
                                                                    ------------   ------------
Earnings (loss) before reorganization
  items and income taxes . . . . . . . . . . . . . . . . . . . .          88,000     (2,144,000)

Reorganization items . . . . . . . . . . . . . . . . . . . . . .              --        517,000
                                                                    ------------   ------------

Earnings (loss) before income taxes. . . . . . . . . . . . . . .          88,000     (2,661,000)

Provision for current income taxes . . . . . . . . . . . . . . .           4,000         50,000
                                                                    ------------   ------------

Net Earnings (loss). . . . . . . . . . . . . . . . . . . . . . .          84,000     (2,711,000)
Preferred stock requirements . . . . . . . . . . . . . . . . . .              --       (475,000)
                                                                    ------------   ------------

Net Earnings (loss) applicable to common stock . . . . . . . . .    $     84,000   $ (3,186,000)
                                                                    ------------   ------------
                                                                    ------------   ------------

Earnings (loss) per common and common share
  equivalent . . . . . . . . . . . . . . . . . . . . . . . . . .    $       0.01   $      (0.40)
                                                                    ------------   ------------
                                                                    ------------   ------------

Weighted average common and common equivalent
  shares outstanding . . . . . . . . . . . . . . . . . . . . . .      12,516,000      7,935,000

                                                                    ------------   ------------
                                                                    ------------   ------------



  The accompanying notes are an integral part of these consolidated statements.

                 CORNERSTONE NATURAL GAS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                      March 31,    December 31,
                                                                        1994           1993
                                                                    ------------   ------------
                                                                    (UNAUDITED)
         ASSETS

Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . .    $  1,215,000   $  2,416,000
  Accounts receivable. . . . . . . . . . . . . . . . . . . . . .       9,811,000     15,101,000
  Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . .       1,918,000      1,711,000
  Other current assets . . . . . . . . . . . . . . . . . . . . .         181,000        655,000
                                                                    ------------   ------------
    Total current assets . . . . . . . . . . . . . . . . . . . .      13,125,000     19,883,000

Property, plant and equipment, at cost . . . . . . . . . . . . .      55,907,000     54,457,000
  Less: accumulated depreciation . . . . . . . . . . . . . . . .     (32,434,000)   (31,805,000)
                                                                    ------------   ------------
      Net property, plant and equipment. . . . . . . . . . . . .      23,473,000     22,652,000

Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,664,000      3,793,000
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .         273,000        118,000
                                                                    ------------   ------------
                                                                    $ 40,535,000   $ 46,446,000
                                                                    ------------   ------------
                                                                    ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt . . . . . . . . . . . .     $ 3,107,000    $ 2,501,000
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . .      16,187,000     22,097,000
  Accrued interest payable . . . . . . . . . . . . . . . . . . .          43,000         45,000
  Income taxes payable . . . . . . . . . . . . . . . . . . . . .         189,000        185,000
  Other current liabilities. . . . . . . . . . . . . . . . . . .              --        206,000
                                                                    ------------   ------------
    Total current liabilities. . . . . . . . . . . . . . . . . .      19,526,000     25,034,000
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .       7,347,000      7,768,000
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . .       2,025,000      2,090,000

Stockholders' equity:
  Common stock, $.10 par value; 25,000,000
    shares authorized; 12,515,959 shares
    issued and outstanding . . . . . . . . . . . . . . . . . . .       1,252,000      1,252,000
  Additional paid-in capital . . . . . . . . . . . . . . . . . .      51,298,000     51,298,000
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . .     (40,913,000)   (40,996,000)
                                                                    ------------   ------------
    Total stockholders' equity . . . . . . . . . . . . . . . . .      11,637,000     11,554,000
                                                                    ------------   ------------
                                                                    $ 40,535,000   $ 46,446,000
                                                                    ------------   ------------
                                                                    ------------   ------------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 CORNERSTONE NATURAL GAS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                        Three Month Period
                                                                          Ended March 31,
                                                                    ---------------------------
                                                                        1994           1993
                                                                    ------------   ------------
Cash flows from operating activities:
Net Earnings (loss). . . . . . . . . . . . . . . . . . . . . .      $     84,000   $ (2,711,000)
  Net Non-cash items included in earnings (loss)
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .         658,000      1,858,000
  Interest compromised . . . . . . . . . . . . . . . . . . . . .              --        573,000
  Equity in earnings (loss) of unconsolidated
    subsidiaries . . . . . . . . . . . . . . . . . . . . . . . .          16,000         (9,000)
  Gain on sale of assets, net  . . . . . . . . . . . . . . . . .              --       (611,000)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,000         16,000
  Reorganization items . . . . . . . . . . . . . . . . . . . . .              --        517,000
                                                                    ------------   ------------
Working capital provided (used) by operations before
  reorganization items . . . . . . . . . . . . . . . . . . . . .         765,000       (367,000)

Changes in operating assets or liabilities which provided
  (used) cash during the period:
  Decrease in accounts receivable. . . . . . . . . . . . . . . .       5,290,000      1,271,000
  Increase in inventory. . . . . . . . . . . . . . . . . . . . .        (206,000)      (743,000)
  (Increase) decrease in other current assets. . . . . . . . . .         473,000     (1,113,000)
  Increase in other assets . . . . . . . . . . . . . . . . . . .         (17,000)            --
  Decrease in accounts payable . . . . . . . . . . . . . . . . .      (5,669,000)    (2,320,000)
  Increase (decrease) in accrued interest payable. . . . . . . .          (2,000)       310,000
  Decrease in other current liabilities. . . . . . . . . . . . .        (202,000)      (309,000)
  Decrease in other liabilities. . . . . . . . . . . . . . . . .          (2,000)            --
                                                                    ------------   ------------
Cash provided (used) by operations before
  reorganization items . . . . . . . . . . . . . . . . . . . . .         430,000     (3,271,000)

Cash used by reorganization items - professional fees. . . . . .        (305,000)      (517,000)
                                                                    ------------   ------------

Cash provided (used) by operating activities . . . . . . . . . .         125,000     (3,788,000)

Cash flows from investing activities:
  Proceeds from sale of assets . . . . . . . . . . . . . . . . .              --        851,000
  Additions to property, plant and equipment . . . . . . . . . .      (1,450,000)    (1,626,000)
  Increase in investment in
  unconsolidated subsidiaries. . . . . . . . . . . . . . . . . .         (62,000)       (14,000)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --         31,000
                                                                    ------------   ------------
Cash used by investing activities. . . . . . . . . . . . . . . .      (1,512,000)      (758,000)

Cash flows from financing activities:
  Borrowings of revolving debt . . . . . . . . . . . . . . . . .         700,000        235,000
  Reduction of long-term debt. . . . . . . . . . . . . . . . . .        (514,000)      (436,000)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --         28,000
                                                                    ------------   ------------
Cash provided (used) by financing activities . . . . . . . . . .         186,000       (173,000)
                                                                    ------------   ------------

Decrease in cash and cash equivalents. . . . . . . . . . . . . .      (1,201,000)    (4,719,000)

Cash and cash equivalents:
  Beginning of period. . . . . . . . . . . . . . . . . . . . . .       2,416,000      6,882,000
                                                                    ------------   ------------
  End of period. . . . . . . . . . . . . . . . . . . . . . . . .    $  1,215,000   $  2,163,000
                                                                    ------------   ------------
                                                                    ------------   ------------

Supplemental disclosures of cash flow information
Cash paid during the period for:
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    244,000   $    363,000
  Income taxes . . . . . . . . . . . . . . . . . . . . . . . . .    $         --   $      1,000



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 CORNERSTONE NATURAL GAS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements", and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of March 31, 1994, the results of its operations for the three months ended March 31, 1994, and the Company's cash flows for the three months ended March 31, 1994. Results of operations for the periods presented herein are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. Certain reclassifications of prior period financial information have been made to conform to the 1994 presentation.

           ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations was $125,000 in the first quarter of 1994 compared to cash used by operations of $3.8 million in 1993. The improvement in performance comes in the first full quarter of operations since the Company completed its plan of reorganization. For a more detailed discussion of the plan of reorganization, see the Company's Annual Report on Form 10-K for the year ended December 31, 1993. Working capital provided by operations before reorganization items was $765,000 for the first three months of 1994 compared to working capital used by operations before reorganization items of $367,000 in the same period last year.

The Company had a working capital deficit of $6.4 million at March 31, 1994. The Company expects to maintain a working capital deficit in order to effectively manage cash. Management expects that cash provided by operations combined with amounts available under its $6.0 million line of credit will be sufficient to meet its cash requirements in 1994.

Cash used for investing activities was $1.5 million in the first quarter of 1994. Approximately $1.4 million was used to substantially complete the installation of two cryogenic plants in Lincoln Parish, Louisiana. These plants became operational on March 31, 1994 and were a major part of the Company's plan of reorganization. The Company will experience additional start-up costs in the second quarter but expects these plants to be operating near full capacity and efficiency by the third quarter of 1994.

The Company's Senior Loan requires lender approval to finance major projects. The Company's capital budget for 1994 is limited under the Senior Loan to $500,000 (excluding the installation of the two cryogenic plants). However, the Company continues to pursue projects that would require long-term borrowing. These funds and the approvals necessary under existing loan agreements will be secured prior to committing to any new projects. The Company believes that its current relationships with existing lenders will allow borrowing capacity for future requirements. There can be no assurance regarding the Company's ability to obtain additional capital when needed on acceptable terms or that all necessary consents or waivers will be obtained from its lenders.

Cash provided by financing activities was $186,000 in the first quarter of 1994. The Company repaid $441,000 on its Senior Note and $73,000 on project debt. In the first quarter of 1994, the Company borrowed $700,000 under its revolving credit agreement and the financial institution had issued, for the Company's benefit, approximately $1.5 million in standby letters of credit for natural gas purchases. The revolving credit agreement, which allows for up to an aggregate of $6.0 million in letters of credit or working capital loans, is subject to certain borrowing base requirements. At March 31, 1994, the Company's borrowing base requirements limited this line of credit to $4.7 million.

The Company also maintains a line of credit which may be used for buying crude oil and condensate needed in its refining operations. The current line of credit covers the Company's refining requirements through May 1994 business.
The Company will extend or replace this line in May 1994 or reduce its purchases of crude oil for June business. The Company is also evaluating the disposition of its refining operations.

                              RESULTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 1994 COMPARED
                      TO THREE MONTHS ENDED MARCH 31, 1993

GENERAL. The Company recorded net earnings applicable to common stock of $84,000 ($.01 per share) in the first quarter of 1994 compared to a net loss of $3.2 million ($.40 per share). The Company's operating earnings were $415,000 in the first quarter of 1994 compared to operating losses of $1.5 million in 1993. The improvement in performance comes in the first full quarter of operations since the Company completed its plan of reorganization. Also as a result of the reorganization the Company reduced its interest expense and preferred dividend requirements by $1.4 million.

NATURAL GAS PROCESSING OPERATIONS. The following table provides pertinent information relating to the Company's gas processing operations.


                                                 Three Months Ended
                                                      March 31,           Increase
                                                  1994         1993      (Decrease)
                                               ----------   ----------   ----------
(In thousands)
Gross margin                                    $  3,396     $  2,942      $   454

Earnings (loss) from operations before
depreciation                                       1,066           (4)       1,070

(Million cubic feet per day)
Natural gas inlet volumes
   North Louisiana                                    58           65           (7)
   Other                                              26           61          (35)

(Barrels per day)
Liquid sales volumes - North Louisiana            12,048       17,695       (5,647)


The Company's earnings from operations before depreciation increased $1.1 million in the first quarter of 1994. This was primarily at the Company's North Louisiana facilities. The Company ceased operations at one of its two refineries in July 1993. The Company has since worked to consolidate its operations in North Louisiana. With only one refinery operating, sales volumes have decreased; however, the Company has recognized some efficiencies which has resulted in a reduction of operating expenses. The Company's margin per barrel on its North Louisiana operations increased to $2.92 from $.95 in the prior year.

The Company completed installation of two cryogenic plants at its North Louisiana facilities on March 31, 1994. The Company is working to increase the operational efficiencies of these two plants. Although there will be additional start up expenses during the second quarter of 1994, the Company expects these plants to provide additional cash flows beginning on the second half of the year.

NATURAL GAS PIPELINE OPERATIONS. The following table sets forth pertinent information relating to the Company's natural gas pipeline operations.


                                                 Three Months Ended
                                                      March 31,           Increase
                                                  1994         1993      (Decrease)
                                               ----------   ----------   ----------
(In thousands)
Gross margin                                    $  1,122     $  2,423      $(1,301)

Earnings from operations before depreciation         662        1,050         (388)

(Million cubic feet per day)
Natural gas sales                                     80          267         (187)


Earnings from the Company's natural gas pipeline operations decreased $388,000 in the first quarter of 1994. This was primarily from the transfer of certain assets to the Company's former noteholders as part of the Company's reorganization. The transferred assets contributed $928,000 to earnings from operations in 1993. This decrease was partially offset by increased earnings from the Company's Mountain Creek system, the addition of the Company's Port Hudson system and increased margins on offsystem sales. Although throughput volumes declined 70%, earnings were only decreased 37%.

GENERAL AND ADMINISTRATIVE. General and administrative expense decreased $216,000 (15%) in the first quarter of 1994. This reduction reflects specific management effort to reduce overhead costs as part of the reorganization.

OTHER. Interest expense was reduced by $954,000 as a result of the new financing under the Company's reorganization. Additionally, the Company retired all its outstanding preferred stock as part of the reorganization which eliminated the preferred dividend requirement of $475,000 per quarter. The Company recorded reorganization expenses in the first quarter of 1993 of $517,000. The Company also recorded a gain on the sale of its interest in the Three Rivers Partnership of $611,000 in the first quarter of 1993.

                           PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in certain legal actions and claims arising in the ordinary course of business. It is the opinion of Management (based on advice of legal counsel) that such litigation and claims will be resolved without material effect on the Company's financial position.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

               None.


     (b)  REPORTS ON FORM 8-K

               None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                              CORNERSTONE NATURAL GAS, INC.
                              (Registrant)



Date:  May 13, 1994           By:             /s/Robert L. Cavnar
       ------------              ----------------------------------------------
                                               Robert L. Cavnar
                              Senior Vice President and Chief Financial Officer
                                         (Principal Financial Officer)



Date:  May 13, 1994           By:           /s/Richard W. Piacenti
       ------------              ----------------------------------------------
                                              Richard W. Piacenti
                                         Vice President and Controller
                                        (Principal Accounting Officer)