Form 10-Q
period 1994-06-30
CORNERSTONE NATURAL GAS INC
filed 1994-08-12
CIK 725625

==============================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                    Commission file number 0-11994

                     CORNERSTONE NATURAL GAS, INC.
         (Exact name of registrant as specified in its charter)

                DELAWARE                          74-1952257
    (State or other jurisdiction of             (IRS Employer
     incorporation or organization)           Identification No.)


       8080 N. CENTRAL EXPRESSWAY                    75206
                SUITE 1200                         (Zip Code)
              DALLAS, TEXAS
 (Address of principal executive offices)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (214) 691-5536


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes /X/ No / /

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /X/ No / /

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                             Shares Outstanding at
          Class of Common Stock                 August 12, 1994
          ---------------------              ----------------------
              $.10 par value                       12,515,959

==============================================================================

                        CORNERSTONE NATURAL GAS, INC.

                     INDEX TO QUARTERLY REPORT FORM 10-Q



                                                                       PAGE(S)
                                                                       -------

PART I. Financial Information

        ITEM 1.  Financial Statements

                 Consolidated Statements of Operations for the three
                 months and six months ended June 30, 1994 and 1993 ..... 3

                 Consolidated Balance Sheets as of June 30, 1994,
                 and December 31, 1993................................... 4

                 Consolidated Statements of Cash Flows for the six
                 months ended June 30, 1994, and 1993 ................... 5

                 Notes to Consolidated Financial Statements ............. 6

        ITEM 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations .................. 7-9

Part II. Other Information

        ITEM 1.  Legal Proceedings ..................................... 10

        ITEM 6.  Exhibits and Reports on Form 8-K ...................... 10

                       PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                CORNERSTONE NATURAL GAS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                             Three Month Period          Six Month Period
                               Ended June 30,              Ended June 30,
                          ------------------------   -------------------------
                              1994        1993           1994         1993
                          -----------  -----------   -----------  ------------
Revenues ................ $27,233,000  $62,215,000   $59,299,000  $127,587,000

Expenses:
  Cost of sales .........  23,574,000   56,687,000    51,122,000   116,692,000
  Operating expenses ....   1,606,000    3,686,000     3,783,000     7,246,000
  Depreciation and
   amortization .........     685,000    1,923,000     1,343,000     3,781,000
  General and
   administrative .......   1,408,000    1,543,000     2,676,000     3,027,000
                          -----------  -----------   -----------  ------------
                           27,273,000   63,839,000    58,924,000   130,746,000
                          -----------  -----------   -----------  ------------
Operating earnings
 (loss) .................     (40,000)  (1,624,000)      375,000    (3,159,000)
                          -----------  -----------   -----------  ------------
Other income (expense):
  Interest income .......      14,000       21,000        19,000        68,000
  Interest expense ......    (351,000)    (953,000)     (671,000)   (2,227,000)
  Equity in net earnings
   (losses) of unconsolidated
   subsidiaries .........      (6,000)     (19,000)      (22,000)      (10,000)
  Other .................      (4,000)      15,000            --        13,000
  Gain (loss) on sale of
   assets, net ..........      87,000           --        87,000       611,000
                          -----------  -----------   -----------  ------------
                             (260,000)    (936,000)     (587,000)   (1,545,000)
                          -----------  -----------   -----------  ------------
Loss before reorganization
 items and income taxes .    (300,000)  (2,560,000)     (212,000)   (4,704,000)
Reorganization items ....          --      720,000            --     1,237,000
                          -----------  -----------   -----------  ------------
Loss before income
 taxes .................     (300,000)  (3,280,000)     (212,000)   (5,941,000)
Provision for current
 income taxes ..........           --       35,000         4,000        85,000
                          -----------  -----------   -----------  ------------
Net loss ...............     (300,000)  (3,315,000)     (216,000)   (6,026,000)
Preferred stock
 requirements ..........           --     (317,000)           --      (792,000)
                          -----------  -----------   -----------  ------------
Net loss applicable to
 common stock ..........  $  (300,000) $(3,632,000)  $  (216,000) $ (6,818,000)
                          -----------  -----------   -----------  ------------
                          -----------  -----------   -----------  ------------
Loss per common and
 common share
 equivalent ............  $      (.03) $      (.46)  $      (.02) $       (.86)
                          -----------  -----------   -----------  ------------
                          -----------  -----------   -----------  ------------
Weighted average common
 and common equivalent
 shares outstanding ....   12,516,000    7,939,000    12,516,000     7,937,000
                          -----------  -----------   -----------  ------------
                          -----------  -----------   -----------  ------------

              The accompanying notes are an integral part
                   of these consolidated statements.

               CORNERSTONE NATURAL GAS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                           June 30,       December 31,
                                             1994             1993
                                           --------       ------------
                                         (UNAUDITED)
                    ASSETS
Current assets:
  Cash and cash equivalents ..........    $    136,000    $  2,416,000
  Restricted cash ....................       1,140,000          60,000
  Accounts receivable ................       7,754,000      15,101,000
  Inventory ..........................         299,000       1,711,000
  Other current assets ...............         386,000         595,000
                                          ------------    ------------
    Total current assets .............       9,715,000      19,883,000

Assets held for disposition ..........       1,000,000              --

Property, plant and equipment, at cost      53,686,000      54,457,000
  Less: accumulated depreciation .....     (32,391,000)    (31,805,000)
                                          ------------    ------------
  Net property, plant and equipment ..      21,295,000      22,652,000

Goodwill .............................       3,734,000       3,793,000
Other assets .........................       1,053,000         118,000
                                          ------------    ------------
                                          $ 36,797,000    $ 46,446,000
                                          ------------    ------------
                                          ------------    ------------
  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term
   debt ..............................    $  4,079,000    $  2,501,000
  Accounts payable ...................      11,945,000      22,097,000
  Accrued interest payable ...........          47,000          45,000
  Income tax payable .................         149,000         185,000
  Other current liabilities ..........              --         206,000
                                          ------------    ------------
    Total current liabilities ........      16,220,000      25,034,000
Long-term debt .......................       6,934,000       7,768,000
Other liabilities ....................       2,304,000       2,090,000

Stockholders' equity:
  Common stock, $.10 par value;
   25,000,000 shares authorized;
   12,515,959 shares issued and
   outstanding .......................       1,252,000       1,252,000
  Additional paid-in capital .........      51,298,000      51,298,000
  Accumulated deficit ................     (41,211,000)    (40,996,000)
                                          ------------    ------------
    Total stockholders' equity .......      11,339,000      11,554,000
                                          ------------    ------------
                                          $ 36,797,000    $ 46,446,000
                                          ------------    ------------
                                          ------------    ------------

              The accompanying notes are an integral part of these consolidated financial statements.

             CORNERSTONE NATURAL GAS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                     Six Month Period
                                                      Ended June 30,
                                               -----------------------------
                                                   1994             1993
                                               ------------     ------------
Cash flows from operating activities:
  Net loss ..................................  $  (216,000)     $(6,026,000)
  Non-cash items included in net loss:
    Depreciation and amortization ...........    1,343,000        3,781,000
    Interest compromised ....................           --        1,604,000
    Equity in net losses of unconsolidated
     subsidiaries ...........................       22,000           10,000
    Gain on sale of assets, net .............      (87,000)        (611,000)
    Other ...................................       16,000           62,000
    Reorganization items ....................           --          720,000
                                               -----------      -----------
Working capital provided (used) by operations
 before reorganization items ................    1,078,000        (460,000)
Changes in operating assets or liabilities
 which provided (used) cash during the period:
  Decrease in accounts receivable ...........    7,346,000       1,871,000
  Decrease in inventory .....................    1,412,000         609,000
  (Increase) decrease in other current
   assets ...................................      192,000      (2,447,000)
  Decrease in accounts payable ..............   (9,597,000)     (1,169,000)
  Increase (decrease) in accrued interest
   payable ..................................        2,000         (53,000)
  Decrease in other current liabilities .....     (242,000)       (216,000)
  Increase in other liabilities .............      340,000              --
                                               -----------      -----------
Cash provided (used) by operations before
 reorganization items .......................      531,000       (1,865,000)
Cash used by reorganization items -
 professional fees ..........................     (780,000)        (720,000)
                                               -----------      -----------
Cash used by operating activities ...........     (249,000)      (2,585,000)

Cash flows from investing activities:
  Proceeds from sale of assets ..............    1,060,000          851,000
  Additions to property, plant and
   equipment ................................   (2,700,000)      (2,195,000)
  (Increase) decrease in investment in
   unconsolidated subsidiaries ..............      (55,000)          37,000
  Other .....................................           --           15,000
                                               -----------      -----------
Cash used by investing activities ...........   (1,695,000)      (1,292,000)

Cash flows from financing activities:
  Borrowings of revolving debt ..............    1,775,000        1,175,000
  Reduction of long-term debt ...............   (1,031,000)        (818,000)
  Other .....................................           --           28,000
                                               -----------      -----------
Cash provided by financing activities .......      744,000          385,000
                                               -----------      -----------
Decrease in cash and cash equivalents .......   (1,200,000)      (3,492,000)

Cash and cash equivalents:
  Beginning of period .......................    2,476,000        7,282,000
                                               -----------      -----------
  End of period .............................  $ 1,276,000      $ 3,790,000
                                               -----------      -----------
                                               -----------      -----------
Supplemental disclosures of cash flow
 information
Cash paid during the period for:
  Interest ..................................  $  617,000       $   615,000
  Income taxes ..............................  $       --       $    27,000

               The accompanying notes are an integral part of these consolidated financial statements.

              CORNERSTONE NATURAL GAS, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)


NOTE 1 - BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements", and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of June 30, 1994, the results of its operations for the three months and six months ended
June 30, 1994, and the Company's cash flows for the six months ended
June 30, 1994. Results of operations for the periods presented herein are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. Certain reclassifications of prior period financial information have been made to conform to the 1994 presentation.

NOTE 2 - PROPERTY, PLANT, AND EQUIPMENT

Effective May 1, 1994, the Company sold its Claiborne refinery and inventories to Arcadia Refining and Marketing Company, L.P. ("Arcadia"). The Company received net cash proceeds of $2.4 million, a $900,000 subordinated note, and retained a minority interest in the Arcadia limited partnership. A gain of approximately $1 million was recorded in the second quarter of 1994.

The Company has signed a letter of intent to sell its Dubach refining assets to an affiliate of Arcadia for $1 million. These assets have been written down to a carrying value of $1 million in the second quarter of 1994. A loss of approximately $932,000 was recorded as a result of this transaction.

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

                    LIQUIDITY AND CAPITAL RESOURCES

Working capital provided by operations was $1.1 million in the first half of 1994 compared to working capital used by operations of $460,000 in the first half of 1993. This improvement in performance is the result of the Company's direct actions in connection with the completion of its plan of reorganization. The Company completed the installation of cryogenic facilities on March 31, 1994, and discontinued operations of its refineries effective May 1, 1994. For a more detailed discussion of the Company's plan of reorganization see the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

Cash used for investing activities was $1.7 million in the first half of 1994. Capital expenditures for the same period totaled $2.7 million. Of this amount, approximately $2.5 million was expended for installing cryogenic gas processing facilities and related compression in North Louisiana. Although the cryogenic facilities became operational on March 31, 1994, most of the second quarter was used to maximize their efficiency. The Company added compressors not included in the original plans to increase the processing capacity of the plant.

Effective May 1, 1994, the Company sold its Claiborne refinery and inventories to Arcadia Refining and Marketing Company, L.P. ("Arcadia"). The Company received net proceeds of $2.4 million in cash, a $900,000 subordinated note, and retained a minority limited partnership interest in Arcadia. The Company also entered into a letter of intent to sell its Dubach refining assets to an affiliate of Arcadia for $1 million. Although the Company expected to complete this sale in the second quarter, negotiations are still underway to complete the transaction. The sale of the refineries was one of the final steps necessary to refocus the Company on its gas gathering, processing and marketing business.

The Company had a working capital deficit of $6.5 million at June 30, 1994. The Company expects to maintain a working capital deficit in order to effectively manage cash. Management expects that cash provided by operations combined with amounts available under its $6.0 million line of credit will be sufficient to meet its cash requirements in 1994.

Cash provided by financing activities was $744,000 in the first half of 1994. The Company repaid $882,000 on its Senior Note and $149,000 on other debt. In the first half of 1994 the Company borrowed $1.8 million under its revolving credit agreement and the financial institution had issued, for the Company's benefit, approximately $2.6 million in standby letters of credit for natural gas purchases. The revolving credit agreement, which allows up to an aggregate of $6.0 million in letters of credit and working capital loans, is subject to certain borrowing base requirements.

                          RESULTS OF OPERATIONS
         THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1994 COMPARED
            TO THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1993

GENERAL. The Company recorded a net loss applicable to common stock of $300,000 in the second quarter of 1994 and $216,000 in the first half of 1994 compared to a net loss of $3.6 million and $6.8 million respectively for the same periods in 1993. The Company had a $40,000 operating loss in the second quarter of 1994 compared to an operating loss of $1.6 million in the second quarter of 1993. Year-to-date operating earnings in 1994 were $375,000 compared to an operating loss of $3.2 million in the prior year. The improved performance is the result of the Company's plan of reorganization under which the company has discontinued operations of its refineries in North Louisiana and emphasized its core businesses of gas gathering, processing and marketing. Also as a result of the plan of reorganization the Company has reduced interest expense by $602,000 in the second quarter and $1.6 million year-to-date. The Company no longer has any preferred dividend requirements.

NATURAL GAS PROCESSING OPERATIONS. The following table provides pertinent information relating to the Company's gas processing operations:

                                   Three Months Ended     Six Months Ended
                                        June 30,              June 30,
                                   ------------------     ----------------
                                      1994     1993        1994     1993
                                   --------- --------     -------  -------
(In thousands)
Gross margin                         $2,337  $ 3,590      $5,733  $ 6,533
Earnings from operations before
 depreciation                           685      608       1,751      605

(Million cubic feet per day)
Natural gas inlet volumes
  North Louisiana                        60       66          59       65
  Other                                  29       43          28       52
(Barrels per day)
Liquid sales volumes -
 North Louisiana                      6,395   15,899       7,719   15,780

The Company ceased operations of its Dubach refinery on July 1, 1993 and sold its remaining operating refinery effective May 1, 1994. The decreased liquid sales volumes are the result of the company discontinuing its refining operations. The Company completed installation of cryogenic gas processing facilities on March 31, 1994. Most of the second quarter was used in reconfiguring the Company's gas processing facilities and related compression. Therefore, increased recoveries of natural gas products are expected to be realized in the third quarter. The Company experienced increased operating expenses related to the plant start up as was expected. Despite these increased costs, the Company's operating earnings before depreciation increased $77,000 (13%) in the second quarter. The Company expects to achieve greater operating efficiencies, lower operating costs and increased margins from its gas processing operations beginning in the third quarter of 1994. Operating earnings before depreciation increased
$1.1 million (189%) in the first half of 1994. These results included an increase in margin per barrel to $2.92 from $.95 in the first quarter of 1994 compared to the first quarter of 1993.

NATURAL GAS PIPELINE OPERATIONS. The following table provides pertinent information relating to the Company's natural gas pipeline operations:

                                   Three Months Ended    Six Months Ended
                                        June 30,             June 30,
                                   ------------------    ----------------
                                     1994      1993        1994     1993
                                   --------  --------    -------  -------
(In thousands)
Gross margin                        1,322    1,938        2,444    4,362

Earnings from operations before
 depreciation                         820      516        1,483    1,565

Million cubic feet per day
Natural gas sales                     129      201          114      234


Earnings from operations before depreciation increased $304,000 (59%) in the second quarter. This was the result of increased volume on the Company's Port Hudson and Mountain Creek systems. Additionally, the Company received a refund from a major interstate pipeline for transportation fees charged in excess of the final approved rate as determined by the Federal Energy Regulatory Commission. These increases were partially offset by the loss of earnings from the assets which were transferred to the Company's former noteholders as a result of the Company's plan of reorganization. The Company had a decrease in operating earnings of $669,000 in the second quarter and $1.5 million year-to-date attributable to these assets. Natural gas volumes attributable to these assets were 157 million cubic feet per day ("MMCF/D") and 138 MMCF/D in the second quarter and first half of 1993, respectively.

                        PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in certain legal actions and claims arising in the ordinary course of business. It is the opinion of Management (based on advice of legal counsel) that such litigation and claims will be resolved without material adverse effect on the Company's financial position.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  EXHIBITS

             None

        (b)  REPORTS ON FORM 8-K

             (1) "Item 4. Changes in Registrant's Certifying Accountant" was reported in a Current Report on Form 8-K filed May 13, 1994.

             (2) "Item 5. Other Events" was reported in a Current Report on Form 8-K filed May 23, 1994. The sale of the Claiborne refinery and certain idle assets at the Dubach facility was the subject matter of the filing.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                     CORNERSTONE NATURAL GAS, INC.
                                     (Registrant)



Date: August 12, 1994                By:       /s/ Robert L. Cavnar
      ---------------                    ---------------------------------
                                                 Robert L. Cavnar
                                          Senior Vice President and Chief
                                                 Financial Officer
                                           (Principal Financial Officer)


Date: August 12, 1994                By:       /s/ Richard  W. Piacenti
      ---------------                    ---------------------------------
                                                  Richard W. Piacenti
                                           Vice President and Controller
                                           (Principal Accounting Officer)