Form 10-Q
period 1994-09-30
CORNERSTONE NATURAL GAS INC
filed 1994-11-10
CIK 725625

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  Form 10-Q


       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994


           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 0-11994

                         CORNERSTONE NATURAL GAS, INC.
            (Exact name of registrant as specified in its charter)


                 DELAWARE                               74-1952257
       (State or other jurisdiction of                (IRS Employer
        incorporation or organization)              Identification No.)

       8080 N. CENTRAL EXPRESSWAY                           75206
               SUITE 1200                                (Zip Code)
             DALLAS, TEXAS
   (Address of principal executive offices)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (214) 691-5536


    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
SUCH FILINGS REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X   NO
                                                     ---     ---

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN
CONFIRMED BY A COURT. YES  X   NO
                          ---     ---

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                           SHARES OUTSTANDING AT
           CLASS OF COMMON STOCK              NOVEMBER 8, 1994
           ---------------------              ----------------
              $.10 PAR VALUE                     12,515,959


===============================================================================

                       CORNERSTONE NATURAL GAS, INC.

                    INDEX TO QUARTERLY REPORT FORM 10-Q

                                                                        Page(s)
                                                                        -------
PART I. Financial Information

        ITEM 1. Financial Statements
                Consolidated Statements of Operations for the three months
                and nine months ended September 30, 1994 and 1993..........   3

                Consolidated Balance Sheets as of September 30, 1994, and
                December 31, 1993..........................................   4

                Consolidated Statements of Cash Flows for the nine months
                ended September 30, 1994, and 1993.........................   5

                Notes to Consolidated Financial Statements.................   6


        ITEM 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations........................ 7-9

PART II. Other Information

        ITEM 1. Legal Proceedings..........................................  10

        ITEM 6. Exhibits and Reports on Form 8-K...........................  10

                        PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                  CORNERSTONE NATURAL GAS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                     Three Month Period           Nine Month Period
                                                     Ended September 30,         Ended September 30,
                                                 -------------------------    --------------------------
                                                     1994          1993          1994           1993
                                                 -----------    ----------    ----------    ------------
Revenues.......................................  $20,780,000   $ 46,621,000   $80,079,000   $174,208,000

Expenses:
 Cost of sales.................................   17,347,000     40,554,000   68,469,000    157,246,000
 Operating expenses............................    1,060,000      3,375,000    4,843,000     10,621,000
 Depreciation and amortization.................      686,000      1,962,000    2,029,000      5,743,000
 General and administrative....................    1,179,000      1,846,000    3,855,000      4,873,000
                                                  -----------  ------------  -----------   ------------
                                                  20,272,000     47,737,000   79,196,000    178,483,000
                                                  -----------  ------------  -----------   ------------
Operating earnings (loss)......................      508,000     (1,116,000)     883,000     (4,275,000)
                                                  -----------  ------------  -----------   ------------

Other income (expense):
 Interest income...............................        35,000        24,000       54,000         92,000
 Interest expense..............................      (296,000)     (266,000)    (967,000)    (2,493,000)
 Equity in net earnings (losses) of
  unconsolidated subsidiaries..................         8,000       (18,000)     (14,000)       (28,000)
 Other.........................................        15,000        (3,000)      15,000         10,000
 Gain on sale of assets, net...................         3,000          --         90,000        611,000
                                                  -----------  ------------  -----------   ------------
                                                     (235,000)     (263,000)    (822,000)    (1,808,000)
                                                  -----------  ------------  -----------   ------------
Earnings (loss) before reorganization costs,
 income taxes, and extraordinary item..........       273,000    (1,379,000)      61,000     (6,083,000)
Reorganization items:
 Loss on disposition and write downs of
  property, plant and equipment................         --       20,088,000       --         20,088,000
 Professional fees.............................         --        3,295,000       --          4,532,000
                                                  -----------  ------------  -----------   ------------
                                                        --       23,383,000       --         24,620,000
                                                  -----------  ------------  -----------   ------------
Earnings (loss) before income taxes and
 extraordinary item............................       273,000   (24,762,000)      61,000    (30,703,000)
Provision for current income taxes.............         9,000        45,000       13,000        130,000
                                                  -----------  ------------  -----------   ------------
Net earnings (loss) before extraordinary item..       264,000   (24,807,000)      48,000    (30,833,000)
Extraordinary item - gain on extinguishment
 of debt.......................................         --        9,206,000       --          9,206,000
                                                  -----------  ------------  -----------   ------------
Net earnings (loss)............................       264,000   (15,601,000)      48,000    (21,627,000)
Preferred stock dividend requirements..........         --            --          --           (792,000)
                                                  -----------  ------------  -----------   ------------
Net earnings (loss) applicable to common stock.      $264,000  $(15,601,000) $    48,000   $(22,419,000)
                                                  ===========  ============  ===========   ============

Earnings (loss) per common and common
 equivalent share:
 Earnings (loss) before extraordinary item.....   $      0.02  $      (3.12) $    --       $      (3.98)

 Extraordinary item............................          --            1.16       --               1.16
                                                  -----------  ------------  -----------   ------------
 Net earnings (loss)...........................   $      0.02  $      (1.96) $    --       $      (2.82)
                                                  ===========  ============  ============  ============

 Weighted average common and common
  equivalent shares outstanding................    14,656,000     7,939,000    14,469,000     7,938,000
                                                  ===========  ============  ============  ============


 The accompanying notes are an integral part of these consolidated statements.

                   CORNERSTONE NATURAL GAS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS


                                                  September 30,    December 31,
ASSETS                                                1994             1993
                                                  -------------    ------------
                                                   (Unaudited)
Current assets:
 Cash and cash equivalents.......................  $    936,000    $  2,416,000
 Accounts receivable.............................     8,380,000      15,101,000
 Inventory.......................................       328,000       1,711,000
 Other current assets............................       243,000         655,000
                                                   ------------    ------------
   Total current assets..........................     9,887,000      19,883,000
Assets held for disposition......................     1,000,000          --
Property, plant and equipment, at cost...........    54,559,000      54,457,000
 Less: accumulated depreciation..................   (33,037,000)    (31,805,000)
                                                   ------------    ------------
 Net property, plant and equipment...............    21,522,000      22,652,000
Goodwill.........................................     3,705,000       3,793,000
Other assets.....................................     1,067,000         118,000
                                                   ------------    ------------
                                                   $ 37,181,000    $ 46,446,000
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
  Current installments of long-term debt.........  $  4,271,000      $2,501,000
  Accounts payable...............................    10,884,000      22,097,000
  Accrued interest payable.......................        50,000          45,000
  Income tax payable.............................       155,000         185,000
  Other current liabilities......................        --             206,000
                                                   ------------    ------------
   Total current liabilities.....................    15,360,000      25,034,000
Long-term debt...................................     7,726,000       7,768,000
Other liabilities................................     2,493,000       2,090,000

Stockholders' equity:
 Common stock, $.10 par value; 25,000,000 shares
  authorized; 12,515,959 shares issued and
   outstanding...................................     1,252,000       1,252,000
 Additional paid-in capital......................    51,298,000      51,298,000
 Accumulated deficit.............................   (40,948,000)    (40,996,000)
                                                   ------------    ------------
   Total stockholders' equity....................    11,602,000      11,554,000
                                                   ------------    ------------
                                                   $ 37,181,000    $ 46,446,000
                                                   ============    ============


 The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE NATURAL GAS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)

                                                                     Nine Month Period
                                                                    Ended September 30,
                                                                    --------------------
                                                                    1994            1993
                                                                    ----            ----
Cash flows from operating activities:
 Earnings (loss) before extraordinary item...................... $     48,000   $(30,833,000)
 Non-cash items included in loss before extraordinary item:
  Loss on disposition and write downs of property,
   plant and equipment..........................................      --           20,088,000
  Depreciation and amortization.................................    2,029,000       5,743,000
  Interest compromised..........................................      --            1,604,000
  Write off of project development costs........................      --              235,000
  Equity in net losses of unconsolidated
   subsidiaries.................................................       14,000          28,000
  Gain on sale of assets, net...................................      (90,000)       (611,000)
  Other.........................................................       22,000         123,000
  Reorganization items..........................................       --           4,532,000
                                                                 ------------   -------------
Working capital provided by operations before
 reorganization items...........................................    2,023,000         909,000
Changes in operating assets or liabilities which provided
 (used) cash during the period:
 Decrease in accounts receivable................................    6,721,000       3,120,000
 Decrease in inventory..........................................    1,384,000         871,000
 (Increase) decrease in other current assets....................      396,000      (2,664,000)
 Decrease in accounts payable...................................  (10,317,000)     (3,171,000)
 Increase (decrease) in accrued interest payable................        5,000         (80,000)
 Increase (decrease) in other current liabilities...............     (237,000)          2,000
 Increase in other liabilities..................................      591,000          --
                                                                 ------------   -------------
Cash provided (used) by operations before
 reorganization items...........................................      566,000      (1,013,000)
Cash used by reorganization items - professional fees...........   (1,184,000)     (1,277,000)
                                                                 ------------   -------------
Cash used by operating activities...............................     (618,000)     (2,290,000)

Cash flows from investing activities:
 Proceeds from sale of assets...................................    1,063,000         851,000
 Additions to property, plant and equipment.....................   (3,585,000)     (2,929,000)
 (Increase) decrease in investment in
  unconsolidated subsidiaries...................................      (68,000)        130,000
 Other..........................................................        --             51,000
                                                                 ------------   -------------
Cash used by investing activities...............................   (2,590,000)     (1,897,000)

Cash flows from financing activities:
 Borrowings of revolving debt...................................    2,460,000        (295,000)
 Additional borrowings..........................................      817,000          --
 Reduction of long-term debt....................................   (1,549,000)     (1,203,000)
 Other..........................................................       --              29,000
                                                                 ------------   -------------
Cash provided (used) by financing activities....................    1,728,000      (1,469,000)
                                                                 ------------   -------------
Decrease in cash and cash equivalents...........................   (1,480,000)     (5,656,000)

Cash and cash equivalents:
 Beginning of period............................................    2,416,000       6,882,000
                                                                 ------------   -------------
 End of period.................................................. $    936,000   $   1,226,000
                                                                 ============   =============
Supplemental disclosures of cash flow information
Cash paid during the period for:
 Interest....................................................... $    911,000   $     867,000
 Income taxes................................................... $     43,000   $      34,000


 The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE NATURAL GAS, INC. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         (Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements", and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of September 30, 1994, the results of its operations for the three months and nine months ended
September 30, 1994, and the Company's cash flows for the nine months ended September 30, 1994. Results of operations for the periods presented herein are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. Certain reclassifications of prior period financial information have been made to conform to the 1994 presentation.

NOTE 2 - PROPERTY, PLANT, AND EQUIPMENT

Effective May 1, 1994, the Company sold its Claiborne refinery and inventories to Arcadia Refining and Marketing Company, L.P. ("Arcadia"). The Company received net cash proceeds of $2.4 million, a $900,000 subordinated note, and retained a minority limited partnership interest in Arcadia. The Company has signed a letter of intent to sell its Dubach refining assets to an affiliate of Arcadia for $1 million. These assets have been written down to a carrying value of $1 million in the second quarter of 1994. A net gain of approximately $87,000 was recorded as a result of these events.

NOTE 3 - LONG-TERM DEBT

The Company expanded its revolving credit and term loan (the "Senior Loan") effective September 30, 1994. The principal amount of the term loan was increased to $5,000,000 with a straight line amortization which matures on September 30, 1999. Interest is payable at the applicable prime rate plus two percent. The expansion of the Senior Loan included a modification of the requirements to maintain certain financial ratios and increased the amount of capital expenditures which the Company would be allowed without financial institution approval.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                        LIQUIDITY AND CAPITAL RESOURCES

The Company expanded its revolving credit and term loan (the "Senior Loan") effective September 30, 1994. The principal amount of the term loan was increased to $5,000,000 with a straight line amortization which matures on September 30, 1999. Interest is payable at the applicable prime rate plus two percent. The expansion of the Senior Loan included a modification of the requirements to maintain certain financial ratios and increased the amount of capital expenditures which the Company would be allowed without financial institution approval.

Working capital provided by operations was $2.0 million for the first nine months of 1994 compared to $0.9 million for the same period in 1993. The improvement in performance is primarily the result of the Company's efforts to refocus on its core business of gas gathering, processing and marketing. This included the installation of cryogenic gas processing plants at the Company's North Louisiana facilities, the installation of additional compression to increase the capacity of gas available to process at these facilities, and the discontinuation of the Company's refining operations.

Cash used for investing activities was $2.6 million in the first nine months of 1994. Capital expenditures in the same period totaled $3.6 million. Of this amount, approximately $3.1 million was expended for installing and expanding the cryogenic gas processing facilities and related compression in North Louisiana. The Company will continue to utilize its capital resources to connect additional gas supply at these facilities.

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

The Company had a working capital deficit of $5.5 million at September 30, 1994. The Company expects to maintain a working capital deficit in order to effectively manage its cash. Management expects that cash provided by operations combined with amounts available under its $6.0 million line of credit will be sufficient to meet its cash requirements in 1994.

Cash provided by financing activities was $1.7 million for the nine months ended September 30, 1994. The Company repaid $1.3 million on its Senior Note and $262,000 on other debt. The Company borrowed an additional $817,000 on September 30, 1994 under the expansion of the Senior Note. At September 30, 1994 the Company had borrowed $2.5 million under its revolving credit agreement and the financial institution had issued, for the Company's benefit, approximately $2.3 million in standby letters of credit for natural gas purchases. The revolving credit agreement, which allows up to an aggregate of $6.0 million in letters of credit and working capital loans, is subject to certain borrowing base requirements. At September 30, 1994, the Company's borrowing base requirements limited this line of credit to $5.6 million.

                            RESULTS OF OPERATIONS
          THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED
             TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1993

GENERAL. The Company recorded net earnings applicable to common stock of $264,000 in the third quarter of 1994 and $48,000 in the first nine months of 1994 compared to a net loss of $15.6 million and $22.4 million respectively for the same periods in 1993. The third quarter earnings were primarily the result of increased recoveries of natural gas liquids, lower fuel costs and increased operating efficiencies from the Company's newly installed North Louisiana cryogenic facilities. The Company's third quarter loss in 1993 included the effects of transferring certain assets to the Company's former noteholders as part of the Company's plan of reorganization.

NATURAL GAS PROCESSING OPERATIONS. The following table provides pertinent information relating to the Company's gas processing operations:

                                       Three Months Ended    Nine Months Ended
                                          September 30,        September 30,
                                       -------------------   ------------------
                                        1994       1993       1994     1993
                                        ----       ----       ----     ----
(In thousands)
Gross margin........................... $2,059     $2,990     $7,792    $9,523
Earnings from operations before
 depreciation..........................  1,126        319      2,878       924

(Million cubic feet per day)
Natural gas gathered, treated or
 processed.............................    103        114         97       116


Although gross margin declined $931,000 (31%) in the third quarter and $1.7 million (18%) year-to-date, earnings from operations before depreciation increased $807,000 (253%) and $2.0 million (211%) for the same time periods. This is primarily the result of the operations of the installation of cryogenic facilities at the Company's North Louisiana operations and the cessation of all refining operations. With the installation of the cryogenic facilities the Company now receives a portion of the natural gas liquids and the natural gas as compensation for gathering and processing gas. The cryogenic facilities have allowed the Company to increase natural gas liquids recovery and to lower fuel and operating costs. Although the Company's refining operations had operating earnings before depreciation of $281,000 in the third quarter of 1993, these operations had an operating loss of $575,000 for the first nine months of 1993.

NATURAL GAS PIPELINE OPERATIONS. The following table provides pertinent information relating to the Company's natural gas pipeline operations:

                                Three Months Ended   Nine Months Ended
                                   September 30,        September 30,
                                ------------------   -----------------
                                1994       1993      1994      1993
                                -----      ----      ----      ----
(In thousands)
Gross margin................... 1,374      3,077     3,818     7,439
Earnings from operations before
 depreciation..................   908      1,705     2,391     3,271
Million cubic feet per day
Natural gas sales..............    98        239       108       236


Earnings from operations before depreciation decreased $797,000 (47%) in the third quarter and $880,000 (27%) year-to-date. This was primarily the result of the loss of earnings from the assets which were transferred to the Company's former noteholders as a part of the Company's plan of reorganization. The decrease in earnings from these assets was $693,000 in the third quarter and $2.2 million year-to-date. This was partially offset year-to-date by earnings from increased volumes on the Company's Mountain Creek and Port Hudson systems. It was also partially offset by a refund from a major interstate pipeline for transportation fees charged in excess of the final approved rate as determined by the Federal Energy Regulatory Commission.

Natural gas volumes declined 141 million cubic feet per day ("MMCF/D") in the third quarter and 128 MMCF/D in the first nine months. This was primarily caused by the transferred assets which contributed 129 MMCF/D and 135 MMCF/D in the third quarter and first nine months of 1993, respectively.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits
          --------

          Exhibit 27.  Financial Data Schedule

      (b) Reports on Form 8-K
          -------------------

          None

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                       CORNERSTONE NATURAL GAS, INC.
                                       (Registrant)

Date: November 10, 1994                By:    /s/Robert L. Cavnar
      -----------------                   --------------------------
                                                 Robert L. Cavnar
                              Senior Vice President and Chief Financial Officer
                                            (Principal Financial Officer)

Date: November 10, 1994                By:    /s/Richard W. Piacenti
      -----------------                   -------------------------------
                                                 Richard W. Piacenti
                                            Vice President and Controller
                                            (Principal Accounting Officer)