Form 10-K
period 1994-12-31
CORNERSTONE NATURAL GAS INC
filed 1995-03-15
CIK 725625

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                  NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                                 ON WHICH REGISTERED
- --------------------------------------------------  --------------------------------------------------
     Common Stock, $0.10 par value per share                     American Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILINGS REQUIREMENTS FOR THE PAST 90 DAYS. YES _X_ NO ____

    INDICATE BY CHECK MARK WHETHER  DISCLOSURE OF DELINQUENT FILERS PURSUANT  TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN THE PROXY STATEMENT INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.
 YES ___ NO _X_

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT. YES _X_ NO ____

    AS OF MARCH 3, 1995, THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING WAS 12,515,959. THE AGGREGATE MARKET VALUE OF THE 6,983,603 SHARES OF COMMON STOCK HELD BY NONAFFILIATES OF CORNERSTONE NATURAL GAS, INC. AS OF SUCH DATE WAS APPROXIMATELY $15,713,107.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 1995, are incorporated herein by reference into Part III of this Form 10-K.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                           TABLE OF CONTENTS TO FORM 10-K


PART I                                                                  Page
                                                                       ------
   1. Business.........................................................   1-5
   2. Properties.......................................................   5-7
   3. Legal Proceedings................................................     7
   4. Submission of Matters to a Vote of Security Holders..............     7

PART II

   5. Market for Registrant's Common Equity and Related Stockholder
      Matters..........................................................     8
   6. Selected Financial Data..........................................     9
   7. Management's Discussion and Analysis of Financial Condition and
      Results of Operations............................................ 10-13
   8. Financial Statements and Supplementary Data...................... 13-28
   9. Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure.............................................    28

PART III

 10. Directors and Executive Officers of the Registrant................    29
 11. Executive Compensation............................................    29
 12. Security Ownership of Certain Beneficial Owners and Management....    29
 13. Certain Relationships and Related Transactions....................    29

PART IV

 14. Exhibits, Financial Statement Schedules and Reports and Form 8-K.. 30-33

                                       PART I

ITEM 1. BUSINESS.

GENERAL

Cornerstone Natural Gas, Inc., a Delaware corporation ("Cornerstone"), is engaged in the business of natural gas pipeline and natural gas processing operations. Natural gas pipeline operations include purchasing, gathering, transporting and marketing of natural gas. Natural gas processing operations include recovering and marketing natural gas liquids from natural gas and treating natural gas by removing noncommercial components. Natural gas processing operations also included refining condensate and crude oil into various petroleum products through May 1, 1994, when the Company discontinued its refining operations.

Cornerstone, its subsidiaries and affiliated companies are herein collectively referred to as the "Company", unless the context otherwise indicates. As used herein, "MCF" means thousand cubic feet, "MMCF" means million cubic feet, "MMBTU" means million British Thermal Units, "NGLs" means natural gas liquids, and "D" means per day.

Cornerstone was incorporated under the laws of Texas in 1977 as Endevco, Inc. and was reincorporated under the laws of Delaware in May 1988. The Company's principal administrative offices are located at 8080 North Central Expressway, Suite 1200, Dallas, Texas 75206 and the telephone number is (214) 691-5536.

RECENT DEVELOPMENTS

Effective January 1, 1995, the Company acquired the Willow Springs and North Lansing natural gas gathering systems (collectively known as "Willow Springs") from Bayou South Gas Gathering Company, L.C., a Louisiana limited liability company ("Bayou South"). These East Texas systems are located in the Willow Springs and North Lansing fields of Gregg and Harrison Counties. There has been significant drilling activity in these fields with more than 100 producing natural gas wells completed in the last two years. Several producers in the area have forecasted this activity to continue.

Effective May 1, 1994, the Company sold its Claiborne refinery and inventories to Arcadia Refining and Marketing Company, L.P ("Arcadia"). The Company also signed a letter of intent to sell its Dubach refining assets to an affiliate of Arcadia. A definitive agreement to sell such assets has not been executed. With this sale, the Company has completed its plan to discontinue refining operations and to focus on its core business of natural gas gathering, processing and marketing.

The Company completed installation of cryogenic natural gas processing facilities for its North Louisiana operations on March 31, 1994. These facilities were previously located at the Company's Bear Wallow site in Brazoria County, Texas. The facilities included two plants, one of which had been idle since 1991. The Company also installed additional natural gas compressors in order to increase the volume of natural gas which can be delivered to the facilities for processing.

NATURAL GAS PIPELINE OPERATIONS

GENERAL. Management believes that it is essential to own natural gas pipeline systems in order to compete in the natural gas industry. As such, the Company completed the purchase of Willow Springs in January 1995. See "Recent Developments". The Company will continue to pursue natural gas pipeline projects.

Revenues from natural gas pipeline operations are generated in two ways. First, natural gas is transported or purchased and sold using Company-owned facilities, resulting in what are termed "System sales". Second, natural gas is purchased and sold using only facilities owned by third parties, resulting in what are termed "Off-system sales". The Company's natural gas pipeline operations accounted for 64%, 53% and 49% of consolidated revenues in 1994, 1993 and 1992, respectively. The percentage of revenues from natural gas pipeline operations has increased each of the last two years as the Company
reduced and eliminated its refining operations.   For information about
revenues, operating earnings and identifiable assets, see Note 9 of "Notes to Consolidated Financial Statements".

SYSTEM SALES. System sales accounted for 71%, 90% and 91% of natural gas pipeline operations gross margin in 1994, 1993 and 1992, respectively. The Company has two primary strategies for utilizing its facilities to generate System sales. One is to aggregate supplies of natural gas connected to its systems and deliver the natural gas to local markets or connecting pipelines. The Company typically gathers natural gas at the wellhead or a central gathering location. This natural gas is primarily owned by independent producers, however, some is owned by major integrated oil companies. The Company either transports for a fee or purchases the natural gas at the wellhead and, if there is no local market, arranges transportation on the intrastate and interstate pipelines and resells it to local distribution companies ("LDCs"), utilities, commercial or industrial end-users or other natural gas marketing companies.

The Company's other strategy is to identify a utility or industrial end-user whose natural gas is supplied from limited sources. As a result of the limited competition, these end-users often pay a premium price for their natural gas. Typically, the Company will enter into a long-term contract (3-10 years) to construct a pipeline and supply all, or some agreed upon minimum, of the end-user's natural gas needs. The Company generally shares a portion of the price savings with the end-user. This allows the end-user to pay less for its natural gas supply and the Company to recover its capital expenditures over a relatively short period of time.

The Company generally purchases natural gas under contracts whose prices are determined by prevailing market conditions. Natural gas is then sold at higher prices under sales contracts with similar pricing terms. The Company earns a margin equal to the difference between the natural gas purchase price it pays the supplier and the sales price it receives from the purchaser. The Company also offers services such as marketing, natural gas control, contract administration and pipeline operations which are not usually available to small producers.

OFF-SYSTEM SALES. In addition to marketing natural gas gathered and transported through its systems, the Company purchases and sells natural gas acquired from others utilizing only third-party systems. In such transactions, the Company usually contracts on a short-term "best efforts" basis with producers, pipelines or other suppliers. The Company then sells to LDCs, utilities, commercial or industrial end-users or other natural gas marketing companies. The volume of natural gas throughput for Off-system sales can vary significantly from month to month. Off-system sales allow the Company to respond quickly to changing market conditions particularly in peak demand periods. Off-system sales also allow the Company to develop new marketing relationships that can later be supplied by the Company's own facilities.

NATURAL GAS SUPPLIES. The Company does not own any natural gas reserves. However, the Company continually seeks new supplies of natural gas connected to its systems, both to offset natural declines and to provide new supplies to increase throughput. The Company purchases Off-system natural gas from a variety of suppliers including independent producers, major integrated oil companies and other natural gas marketing companies. With the advent of "open access" on the interstate pipelines, the Company has an abundant source of natural gas to supply its current markets.

HEDGING. The Company, on occasion, enters into swap agreements or futures contracts to hedge the risks associated with fixed commitments and certain anticipated transactions. The Company defers the change in the market value of these contracts until such time as the hedge transaction is completed. At December 31, 1994, the Company had open natural gas price swap agreements on volumes of less than 2 MMCFD and no open futures contracts.

NATURAL GAS PROCESSING AND OPERATIONS

GENERAL. In 1994, the Company completed the relocation of two cryogenic natural gas processing plants from Brazoria County, Texas to Lincoln Parish, Louisiana to replace existing refrigerated lean oil facilities. These plants are used in conjunction with the Company's approximately 492 miles of gathering pipelines in North Louisiana.

The Company discontinued operations at one of its refineries in July 1993 and sold the other refinery effective May 1, 1994. The Company's natural gas processing and refining operations accounted for 36%, 47% and 51% of consolidated revenues in 1994, 1993 and 1992, respectively. For more information about revenues, operating earnings and identifiable assets, see
Note 9 of "Notes to Consolidated Financial Statements".

NATURAL GAS LIQUIDS EXTRACTION. The Company's natural gas liquids extraction operations consist primarily of extracting NGLs such as propane, butanes and natural gasoline from a natural gas stream. Gathering facilities collect natural gas from producers' wells and transport it to a Company processing plant where it is separated into NGLs and residue natural gas. The NGLs are then fractionated into component products by the Company. Once fractionated, NGLs are sold to end-users or wholesalers.

The Company historically has installed a natural gas processing plant in areas where wells produce natural gas that either contains sufficient NGLs to economically process or that requires processing to meet pipeline quality standards. The value of the NGLs is generally greater if extracted than if left in the natural gas stream. The Company typically will agree to install a natural gas processing plant in exchange for a fee or a portion of the proceeds from the NGLs extracted. The Company may also receive a portion of the residue natural gas.

Generally, natural gas liquids extraction services have been performed separately from the Company's natural gas pipeline operations. However, the Company has fully integrated its gathering and processing facilities in North Louisiana to provide a full range of services to the producers. The Company's North Louisiana facilities are located in an area of known hydrocarbon production and Management believes that additional natural gas and natural gas liquids reserves will be developed to offset normal production declines in the area.

NATURAL GAS TREATING. Natural gas treating operations involve the treating of unmarketable natural gas to remove impurities and thus make it marketable.
 This service is generally performed for producers under contract, whereby the Company agrees to install and operate a facility to remove noncommercial
components from natural gas dedicated to that facility.   The services are
normally conducted under long-term contracts for a fixed fee, a per unit fee, or a combination thereof. See "Properties - Natural Gas Processing and Treating Facilities".

MARKETS AND MAJOR CUSTOMERS

NATURAL GAS PIPELINE OPERATIONS. During 1994 and 1993, the Company's sales to Georgia Pacific Company accounted for 14% and 12% of consolidated revenues, respectively. During 1992, the Company had no single customer from its natural gas pipeline operations responsible for over 10% of consolidated revenues.

NATURAL GAS PROCESSING OPERATIONS. The Company had no single customer from its natural gas processing operations responsible for over 10% of consolidated revenues in 1994, 1993 or 1992.

PRODUCT PRICES. During the three years ended December 31, 1994, the average sales prices for natural gas and significant NGLs were as follows:

                                                       1994   1993   1992
                                                       ----   ----   ----
    Natural gas sales ($/MMBTU):
      System sales..................................  $1.78  $2.17  $1.80
      Off-system sales..............................  $1.90  $2.24  $2.00
    Average NGL prices ($/Gal):
      Propane.......................................  $0.31  $0.33  $0.32
      Isobutane.....................................  $0.36  $0.41  $0.45
      Normal butane.................................  $0.31  $0.32  $0.32
      Natural gasoline..............................  $0.35  $0.45  $0.49


Revenues from natural gas processing operations are directly affected by fluctuations in NGLs and natural gas prices. Revenues from natural gas pipeline operations sales contracts are generally interrelated with natural gas purchase contracts in regards to terms and pricing. The Company's income is generally derived from either a fixed spread or a fixed fee per unit of natural gas. Although the margin between purchase and resale prices tends to fluctuate with the increase or decrease in the sales price of natural gas, such fluctuations are generally less severe and not necessarily directly correlated with the changes in natural gas prices. All operations are adversely affected by reduced volumes.

COMPETITION

The natural gas pipeline and natural gas processing industries are highly competitive. In marketing natural gas, the Company has numerous competitors, including marketing affiliates of major interstate pipelines, the major integrated oil companies, and local and national natural gas gatherers, brokers and marketers of widely varying sizes, financial resources and experience. Many competitors, such as major oil companies, have capital resources many times greater than those of the Company and control substantial supplies of natural gas. Local utilities and distributors of natural gas (some of which are customers of the Company) are, in some cases, engaged directly, and through affiliates, in marketing activities that compete with the Company.

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

At December 31, 1994, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $28.8 million. In addition, the Company had unused investment tax credits of approximately $1.6 million available to offset future federal income tax liabilities.
Management expects these tax benefits to give the Company a competitive advantage when bidding on new projects.

GOVERNMENTAL REGULATION

GENERAL. The natural gas industry is regulated by federal, state and local authorities. Legislation affecting the natural gas industry is under constant review for amendment or expansion. Inasmuch as such laws and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such regulations. All of these regulations have an impact on the Company and others in the natural gas industry. Therefore, the Company does not believe that it is affected in a significantly different manner than are its competitors.

NATURAL GAS SALES AND TRANSPORTATION. The transportation and sale for resale of natural gas is subject to regulation by the Federal Energy Regulatory Commission ("FERC") under the Natural Gas Act of 1938 ("NGA") and the Natural Gas Policy Act of 1978 ("NGPA"). Commencing in 1985, the FERC promulgated a series of orders and regulations adopting changes that significantly affect the transportation and marketing of natural gas. These changes have been intended to foster competition in the natural gas industry by, among other things, inducing or mandating that interstate pipeline companies provide nondiscriminatory transportation services to producers, distributors and other shippers (so-called "open access" requirements).

In April 1992, the FERC issued Order 636, a complex regulation which has had, and is expected to continue to have, a major impact on natural gas pipeline operations, services and rates. Among other things, Order 636 requires each interstate pipeline company to "unbundle" its traditional wholesale services and create and make available on an open and nondiscriminatory basis numerous constituent services (such as gathering services, storage services, firm and interruptible transportation services, and stand-by sales services) and to adopt a new rate making methodology to determine appropriate rates for those services. To the extent the pipeline company or its sales affiliate makes natural gas sales as a merchant in the future, it will do so in direct competition with all other sellers pursuant to private contracts; however, pipeline companies are not required to remain "merchants" of natural gas, and many of the interstate pipeline companies have or will become "transporters only." In this regard, access to markets through interstate pipelines is critical to the marketing activities of the Company. The Company owns pipeline gathering facilities in conjunction with certain of its field plants and other facilities which perform transport functions which are exempt from FERC jurisdiction. However, to the extent the Company provides transportation services on behalf of interstate pipelines, it does so pursuant to authority granted under Section 311 of the NGPA, and its rate for providing services are subject to review by the Texas Railroad Commission. Other pipeline and gathering facilities of the Company are either exempt from regulation under the NGA and NGPA or are regulated by state agencies.

ENVIRONMENTAL AND SAFETY MATTERS. The Company's operations are subject to various federal, state and local laws and regulations related to environmental protection. These measures, which are implemented and enforced principally by the United States Environmental Protection Agency ("EPA") and similar state agencies, regulate, among other things, the management of hazardous waste, the discharge of pollutants into the air and into the surface and underground waters, the construction of new discharge sources, and the remediation of sites associated with the release or threatened release of hazardous substances.

In connection with the Dubach Gas Company facilities purchased from Kerr-McGee in 1988, Kerr-McGee agreed to indemnify the Company for any liability, claims, damages, costs, or duties of remediation resulting from certain environmental claims prior to the purchase. The Willow Springs System has similar environmental indemnities.

The operations of the Company are subject to the federal Clean Air Act amendments enacted in late 1990. This will require most industrial operations in the United States to incur future capital expenditures in order to meet the air emission control standards that are to be developed and implemented by the EPA and state environmental agencies during the next decade.

Although the Company is in substantial compliance with applicable air pollution laws, in anticipation of the passage of stricter air control regulations, the Company is taking actions to substantially reduce its air emissions.

The Company's operations are also subject to the requirements of the Federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the Federal Superfund Amendment and Reauthorization Act and similar state statutes require that information be organized and maintained about hazardous materials used or produced in the operations.

EMPLOYEES

At March 3, 1995, the Company had 88 full-time employees.

REORGANIZATION

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

On September 29, 1993, the Bankruptcy Court confirmed the Debtor's First Amended Joint Plan of Reorganization (the "Plan"), and the Plan was consummated on November 2, 1993. For details about the Plan see Note 2 of "Notes to Consolidated Financial Statements".

ITEM 2.  PROPERTIES.

NATURAL GAS GATHERING AND TRANSMISSION SYSTEMS

The Company's gathering and transmission systems are located primarily in Texas and Louisiana. The principal systems are the Port Hudson System, the Mountain Creek System, the Elm Grove System, the East Texas System and the Willow Springs System. Two other pipeline systems (the Dubach and Claiborne Systems) are utilized in connection with the Company's natural gas processing operations.

The Company acquired the Willow Springs System effective January 1, 1995. The Willow Springs System consists of approximately 65 miles of pipeline and has a capacity of approximately 70 MMCFD. The system's average daily volume in January 1995 was approximately 20 MMCFD.

The Company completed construction and began initial deliveries through its Port Hudson System in April 1993. This 5.0 mile pipeline system has a capacity of 40 MMCFD and averaged 19 MMCFD in 1994. The maximum daily delivery in 1994 was approximately 25 MMCF. The Company delivers natural gas to an industrial end-user in East Baton Rouge Parish, Louisiana. The Company receives natural gas through an interstate pipeline for redelivery.

The Company completed construction and began initial deliveries through its Mountain Creek Pipeline System in November 1989. The Company owns 50% and is the operator of this approximately 15.5 mile system located near Dallas, Texas. This system has a capacity of approximately 225 MMCFD and averaged 42 MMCFD in 1994. The maximum daily delivery in 1994 was approxiamtely 120 MMCF. The system delivers natural gas to a plant owned by a local electric company.

The Company completed construction and began initial deliveries through its Elm Grove System in October 1990. This approximately 5.4 mile system receives natural gas from a central gathering point and delivers it to a natural gas processing plant in Bossier Parish, Louisiana. The capacity of this system is approximately 20 MMCFD. Although this system only averaged 3 MMCFD in 1994, it is strategically located should new natural gas wells be drilled in the area.

The East Texas System consists of two separate pipelines, the Nacogdoches System and the Shelby County System. The East Texas System aggregates approximately 84 miles of gathering and transmission lines in Nacogdoches and Shelby Counties, Texas. This system has a capacity of 131 MMCFD and averaged 3 MMCFD in 1994. The system gathers natural gas from the wellhead and is interconnected with four major pipelines (two intrastate and two interstate) that serve the Gulf Coast and Midwest markets.

The Dubach System was acquired in connection with the Company's purchase of the Dubach and Calhoun natural gas processing plants. The system consists of approximately 302 miles of gathering lines. The Claiborne System was acquired in August 1991 in connection with the Company's purchase of the Claiborne natural gas processing plant and refinery. The system consists of approximately 190 miles of gathering lines. The principal purpose of these systems is to gather natural gas to be processed at the Company's North Louisiana facilities. These systems averaged 69 MMCFD in 1994. The Company generally retains a percentage of the products for gathering, treating and processing the natural gas. The Company may also receive a percentage of the residue natural gas. Residue natural gas at the tailgate of the Company's plants is delivered to several interstate pipelines.

The following table sets forth pertinent information with respect to the Company's natural gas gathering and transmission systems at December 31, 1994:


                                          DAILY     AVERAGE DAILY
    GATHERING                            CAPACITY     VOLUME OF
    TRANSMISSION                          OF GAS     GAS IN 1994    MILES OF
    PIPELINE SYSTEMS                    (MMCF)(1)    (MMCF) (1)  PIPELINE (1)
    ----------------                   ----------  ------------- ------------
    Dubach/Claiborne                       190           69         492
    East Texas                             131            3          84
    Elm Grove                               20            3           5
    Mountain Creek (2)                     225           42          16
    Port Hudson                             40           19           5
    Other                                  N/A (3)        6          20
                                                        ---         ---
       TOTAL - 100% Interest                            142         622
                                                        ===         ===
       TOTAL - Net Company Interest                     121         614
                                                        ===         ===


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


NATURAL GAS PROCESSING AND TREATING FACILITIES

GENERAL. The Company's primary natural gas processing and treating facilities are located in North Louisiana. The Company also has facilities in Texas, Mississippi and Pennsylvania. Many of the facilities outside Louisiana are underutilized or idle as a result of diminished deliverability of the natural gas reserves behind the plants. Most of the idle or underutilized facilities are skid mounted to facilitate relocation.

NORTH LOUISIANA FACILITIES. The Calhoun plant has the capacity to process 60 MMCFD of natural gas and averaged 27 MMCFD in 1994. The Calhoun plant is a refrigerated lean oil plant that recovers natural gas liquids and delivers them by pipeline to the Dubach facility for fractionation. The Calhoun plant delivers residue natural gas into an interstate pipeline. The Company relocated two cryogenic natural gas processing plants to North Louisiana and began in April 1994 to process all the natural gas from its Dubach and Claiborne gathering systems at these facilities. These plants processed an average of 34 MMCFD. The Company gathered 8 MMCFD of natural gas that was not processed. The Company also fractionates the NGLs into their component parts. The Company discontinued operations at its Dubach refinery in July 1993 and sold its Claiborne refinery effective May 1, 1994. The Company has two treating plants in North Louisiana, its Cummings and Fandango plants, which are used in conjunction with the Calhoun and Dubach facilities. The Fandango plant is currently idle.

TEXAS. The Company is treating natural gas in Dewitt County, Texas at its Gun Point III plant. This treating plant has a capacity of 53 MMCFD and averaged 5 MMCFD in 1994. The Company owns all or part of two idle cryogenic, one refrigerated lean oil, and two natural gas treating plants in Texas.

OTHER. The Company owns a 50% interest in a cryogenic natural gas recovery plant in Green County, Pennsylvania. This plant has an inlet capacity of 14 MMCFD and averaged 11 MMCFD in 1994. The Company receives a portion of the NGLs as its fee for processing the natural gas. The Company also owns a natural gas treating plant in Brandon, Mississippi. This treating plant has a capacity of 17 MMCFD and averaged 11 MMCFD in 1994. The Company charges a fee per MCF for this service.

The following table sets forth pertinent information with respect to the Company's significant operating natural gas processing and treating plants at December 31, 1994:


                                                PLANT DAILY    AVERAGE DAILY
                                               CAPACITY OF GAS   VOLUME IN
  PLANT                            PLANT TYPE    (MMCF)(1)     1994 (MMCF)(1)
  -----                            ----------  --------------- --------------
  Brandon                          Treating          17              11
  Gun Point III                    Treating          53               5
  Tembec (2)                       Processing        14              11
  Calhoun                          Processing        60              27
  Dubach                           Processing        50              34
                                                    ---             ---
    TOTAL - 100% Interest                           194              88
                                                    ===             ===
    TOTAL - Net Company Interest                    187              83
                                                    ===             ===


(1) All capacity and volume information is approximate. Amounts shown are for the total plant and have not been reduced to reflect the Company's net ownership interest.

(2) The Company owns 50% of the Tembec Plant.


ASSETS PLEDGED AS COLLATERAL

Virtually all of the Company's assets are pledged as collateral on various loans. See Note 4 of "Notes to Consolidated Financial Statements".

ITEM 3.  LEGAL PROCEEDINGS.

The Company is involved in certain legal actions and claims arising in the ordinary course of their business. It is the opinion of management (based, in part, on advice of legal counsel) that such litigation and claims will be resolved without material effect on the Company's financial position.

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

                                                 HIGH    LOW
                                                 ----    ----
 1993
  First Quarter................................. $ .75   $ .38
  Second Quarter................................  1.25     .50
  Third Quarter.................................  1.56     .88
  Fourth Quarter................................  1.81    1.13

 1994
  First Quarter.................................  1.94    1.44
  Second Quarter................................  3.25    1.50
  Third Quarter.................................  2.75    2.06
  Fourth Quarter................................  2.63    1.44

 1995
  First Quarter (through March 3,1995)..........  2.31    1.56

On March 3, 1995, the closing price for the common stock, as reported by the American Stock Exchange, was $2.25 per share.

As of March 3, 1995, there were 526 holders of record of common stock. The Company believes that there are substantially more beneficial holders of common stock.

The Company has not paid any cash dividends on its common stock and intends to retain its earnings for use in operations and for expansion of its business. In addition, the Company is prohibited from paying dividends under the terms of its loan agreements. See Note 4 of "Notes to Consolidated Financial Statements".

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected financial information for the years ended December 31, 1990 through 1994, is derived from the consolidated financial statements of the Company for such years. The information should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere herein.

                                                       YEAR ENDED DECEMBER 31,
                                        -----------------------------------------------
                                          1994    1993(1)     1992      1991      1990
                                        -------   -------   -------   -------   -------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA

Revenues from continuing operations.... $106,406  $215,625  $244,696  $209,272  $200,042
Expenses...............................  104,955   220,043   245,695   207,994   195,416
Operating earnings (loss)..............    1,451    (4,418)     (999)    1,278     4,626
Other expense..........................   (1,110)   (2,094)   (5,428)   (3,232)   (5,020)
Net earnings (loss)....................      315   (22,291)   (5,630)   (1,582)     (338)
Preferred stock dividend requirements..        -      (791)   (1,900)   (1,900)   (1,900)
Net earnings (loss) applicable to
 common stock..........................      315   (23,082)   (7,530)   (3,482)   (2,238)
Net earnings (loss) per share..........      .02     (2.66)     (.97)     (.46)     (.29)

                                                             AS OF DECEMBER 31,
                                         -------------------------------------------------
                                           1994    1993(1)    1992         1991      1990
                                         -------   -------  -------      -------   -------
                                                               (IN THOUSANDS)
BALANCE SHEET DATA

Total assets...........................  $40,303  $46,446   $114,549     $120,960  $146,710
Net property, plant and equipment......   21,089   22,652     78,386       83,044   102,811
Working capital deficit................   (6,606)  (5,151)   (39,924)(2)   (3,995)   (3,288)
Long-term debt.........................    6,898    7,768      5,659       39,927    59,096
Preferred stock plus accrued dividends
 in arrears............................        -        -     25,736       23,725    21,715
Stockholders' equity...................   11,869   11,554     12,159       19,548    22,785

(1) On November 2, 1993, the Company consummated the Plan. See Note 2 of "Notes to Consolidated Financial Statements".

(2) Includes $36,965,000 of debt and $5,546,000 of interest which was subject to a Standstill and Forbearance Agreement with the former noteholders of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                       LIQUIDITY AND CAPITAL RESOURCES

GENERAL. The Company's primary sources of capital in 1994 were working capital provided by operations, proceeds from borrowings under its term loan and revolving credit agreement and proceeds from the sale of refining assets.

WORKING CAPITAL.   Working capital provided by operations was $3.0 million in
1994 compared to $1.3 million in 1993. The improvement in performance is primarily the result of the Company returning its focus to its core business of natural gas gathering, processing and marketing. The Company's primary emphasis in 1994 was the installation of cryogenic natural gas processing plants at the Company's North Louisiana facilities, the installation of additional compression to increase the capacity of natural gas available at these facilities and the discontinuation of the Company's refining operations.

The Company had a working capital deficit of $6.6 million at December 31, 1994. The Company has utilized its line of credit, in part, to fund capital expenditures necessary for the modernization and expansion of its North Louisiana operations. The Company intends to convert a portion of its line of credit to long-term borrowing, to issue equity securities or to sell certain assets in order to reduce the working capital deficit. If none of these events occur, the Company expects that cash provided by operations combined with amounts available under its line of credit will be sufficient to meet its cash requirements in 1995.

INVESTING ACTIVITIES. The Company made capital expenditures of approximately $3.8 million in 1994. Of this amount, $3.2 million was expended for installing and expanding the cryogenic natural gas processing plants and related compression in North Louisiana. The Company anticipates utilizing some of its capital resources in 1995 to connect additional supplies of natural gas to these facilities.

Effective May 1, 1994, the Company sold its Claiborne refinery and inventories to Arcadia. The Company received net proceeds of $2.4 million in cash, a $900,000 subordinated note, and retained a minority limited partnership interest in Arcadia. The Company also entered into a letter of intent to sell its Dubach refining assets to an affiliate of Arcadia for $1.0 million. A definitive agreement to sell such assets has not been executed.

The Company continues to pursue projects that would require long-term borrowing. The Company believes that its current relationships with existing lenders will allow borrowing capacity for future capital requirements. However, there can be no assurance regarding the Company's ability to obtain additional capital when needed on acceptable terms.

The Company is continuing to evaluate its remaining assets in regard to its current strategic direction. As such, the Company is actively attempting to redeploy existing idle assets into new projects.

FINANCING ACTIVITIES. Cash provided by financing activities was $1.5 million in 1994. The Company expanded its revolving credit and term loan (the "Senior Loan") effective September 30, 1994. The term portion of the Senior Loan was increased by $817,000 to $5,000,000 with a straight-line amortization which matures on September 30, 1999. Interest is payable at the applicable prime rate plus two percent.

At December 31, 1994, the Company had borrowed $3.1 million under the revolving credit portion of the Senior Loan and the financial institution had issued, for the Company's benefit, approximately $1.9 million in standby letters of credit for natural gas purchases. The Senior Loan allowed for up to an aggregate of $6.0 million in letters of credit and working capital loans. The Senior Loan was amended in March 1995 increasing this line to an aggregate of $8.0 million (with a maximum of $4.0 million in working capital loans).

NOL CARRYFORWARDS. At December 31, 1994, the Company had NOL carryforwards for income tax purposes of approximately $28.8 million which, if not utilized, will expire at various times from 2001 until 2009. In addition, the Company has unused investment tax credits of approximately $1.6 million available to offset future federal income tax liability. The Company considers such carryforwards and tax credits to be potentially valuable assets which may be used to shelter future taxable earnings from income taxes. If a change of ownership as defined in Internal Revenue Code Section 382 occurs, utilization of the NOL carryforwards could be limited.

                            RESULTS OF OPERATIONS
    YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993

GENERAL. The Company had earnings before depreciation, interest and taxes ("EBITD") of $4.2 million in 1994 which represented a 106% increase over the EBITD of $2.0 million in 1993. The Company recorded this increased EBITD for its first full year of operations since its plan of reorganization was consummated on November 2, 1993. Management has been successful in returning the Company's focus to its core business of natural gas gathering, processing and marketing. As a result, operating earnings for the year were $1.5 million in 1994 compared to an operating loss of $4.4 million in 1993. Net earnings were $315,000 ($0.02 per share) in 1994 compared to a net loss of $23.1 million ($2.66 per share) in 1993.

NATURAL GAS PROCESSING OPERATIONS. The following table provides pertinent information relating to the Company's natural gas processing operations.

                                                                      INCREASE
                                                   1994      1993    (DECREASE)
                                                 -------   -------   ----------
(IN THOUSANDS)
 Gross margin ................................   $10,171   $11,954   $(1,783)
 EBITD .......................................   $ 4,222   $   842   $ 3,380

(MMCFD)
 Natural gas treated or processed ............        98       112       (14)

(THOUSAND GALLONS PER DAY)
 Liquid sales volumes ........................       227       518      (291)

The Company's natural gas processing operations provided 36% of the revenues and 66% of the gross margin in 1994 compared to 47% of the revenues and 56% of the gross margin in the prior year. However, natural gas processing operations EBITD increased $3.4 million (401%). This was primarily the result of the installation of cryogenic natural gas processing facilities at the Company's North Louisiana operations and the cessation of all refining operations. The cryogenic natural gas processing facilities have allowed the Company to increase NGLs recovered, to reduce operating expenses and to lower fuel costs. The Company received a portion of the NGLs which resulted in increased earnings.

The Company sold its Claiborne condensate refinery effective May 1, 1994. Revenues from refining operations were $16.2 million in 1994 compared to $78.5 million in 1993. The Company's EBITD increased $2.0 million in 1994 as a result of the cessation of refining operations.

NATURAL GAS PIPELINE OPERATIONS. Sales volumes for natural gas declined in 1994 as a result of the transfer in November 1993 of certain assets (the "Transferred Assets") to the Company's former noteholders under its plan of reorganization. See Note 2 of "Notes to Consolidated Financial Statements". The following table provides pertinent information relating to the Company's natural gas pipeline operations.

                                                                  INCREASE
                                                 1994     1993   (DECREASE)
                                                ------   ------  ----------
(IN THOUSANDS)
 Gross margin ................................  $5,238   $9,322   $(4,084)
 EBITD .......................................  $2,432   $4,566   $(2,134)

(MMCFD)
 Natural gas sales ...........................     118      215       (97)

The Company's natural gas pipeline operations provided 64% of the revenues and 34% of the gross margin in 1994 compared to 53% of the revenues and 44% of the gross margin in 1993. Natural gas pipeline operations EBITD decreased $2.1 million (47%) in 1994. This was primarily the result of the loss of earnings from the Transferred Assets. This decrease was partially offset by increased earnings from the Company's Mountain Creek and Port Hudson Systems. It was also partially offset by a refund from a major interstate pipeline for transportation fees charged in excess of the final approved rate as determined by the Federal Energy Regulatory Commission.

Natural gas volumes declined 97 MMCFD in 1994.  This was primarily caused by
the Transferred Assets which contributed 112 MMCFD in 1993.   Off-system
volumes increased 1 MMCFD in 1994. However, they accounted for 56% of the throughput and 29% of the gross margin in 1994, compared to 30% of the throughput and 10% of the gross margin in 1993. With the acquisition of Willow Springs, the Company expects to increase its percentage of facilities throughput in 1995. Facilities throughput typically provides larger and more stable margins.

GENERAL AND ADMINISTRATIVE EXPENSES. The Company's general and administrative expenses decreased $1.1 million (17%) in 1994. This was the result of cost reductions as part of the Plan as well as the sale of the refineries.

OTHER INCOME (EXPENSE). Interest expense decreased in 1994 as a result of the retirement of debt. The Company sold its interest in Three Rivers Pipeline Company and Allegheny Energy Marketing Company (collectively referred to as "Three Rivers") in January 1993. The Company recorded a gain from the sale of its interest in Three Rivers of $611,000 in 1993.

REORGANIZATION ITEMS. The Company recorded a loss on the write downs and disposition of property, plant and equipment of $20.3 million in 1993. This included the Transferred Assets and other assets that were considered impaired to the reorganized Company. The professional fees of $4.5 million incurred for the reorganization included primarily legal fees, consultant fees and bankruptcy costs.

EXTRAORDINARY ITEM. The Company recorded a $9.1 million gain in 1993 from the extinguishment of debt in conjunction with the reorganization.

   YEAR ENDED DECEMBER 31, 1993 COMPARED TO YEAR ENDED DECEMBER 31, 1992

GENERAL. The Company's operations were negatively impacted in 1993 by the reorganization. The uncertainty related to the Company's financial condition limited the Company's ability to purchase natural gas. Many suppliers required prepayments or put restrictions on purchases which ultimately resulted in an increase in the cost of natural gas to the Company. In addition, average margins on refined products decreased in 1993 from 1992.

NATURAL GAS PROCESSING OPERATIONS. Gross margin from natural gas processing operations contributed 56% of consolidated margin compared to 51% in the prior year. Natural gas processing operations EBITD declined $1.4 million (63%) in 1993. The decreased earnings was primarily the result of a decline in margin per barrel sold. The Company discontinued operations at one of its two condensate refineries in July 1993. The Company also consolidated the usage of its North Louisiana facilities and was able to discontinue operations at one of its two fractionating units in September 1993.

NATURAL GAS PIPELINE OPERATIONS. Sales volumes for natural gas declined in 1993 as the financial condition of the Company required curtailment of certain business activities. The Company's natural gas pipeline operations contributed 44% of total consolidated gross margin in 1993 compared to 49% in the prior year. Natural gas pipeline operations EBITD declined $3.8 million (46%) primarily as a result of a decrease in throughput of natural gas. As a result of the Company's reorganization, it became increasingly difficult to acquire supplies of natural gas. The Company utilized its supplies to ensure that it fulfilled its commitments on all its term sales contracts. From the limited supply, the Company was forced to curtail certain other marketing activities. This particularly impacted the Transferred Assets. Throughput on the Transferred Assets declined 63 MMCFD. The Company also experienced a decline in throughput of approximately 7 MMCFD on its Mountain Creek System. This was the result of maintenance performed on the power plant which is supplied by the Mountain Creek System. The maintenance required the plant to be taken off-line for three months. Additionally, this plant will have lower utilization in the future as the utility has replaced some of its needs with nuclear power. These declines in throughput were partially offset by the addition of the Company's Port Hudson System which began operations in April 1993.

The Company's Off-system sales throughput declined 5 MMCFD (7%) in 1993. Gross margin on these sales decreased approximately $378,000. This was caused in part by an increase in the cost of supply relative to sales. Additionally, higher natural gas prices during most of 1993 limited the Company's ability to compete with utility tariffs in the northeast market areas.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses declined $274,000 (4%) in 1993. This reflected specific Management efforts to reduce overhead costs through consolidation and eliminations of functions and staff reductions. The Company significantly reduced its office space and reduced its use of outside professional services.

OTHER INCOME (EXPENSE). Interest expense decreased $2.4 million (47%) primarily as a result of the debt that was retired as part of the reorganization. The Company sold its interest in Three Rivers in January 1993. The Company's share of losses from its interest in Three Rivers was $555,000 in 1992. The Company recorded a gain from the sale of its interest in Three Rivers of $611,000 in 1993.

REORGANIZATION ITEMS. The Company recorded a loss on the write downs and disposition of property, plant and equipment of $20.3 million in 1993. This included the Transferred Assets and other assets that were considered impaired to the reorganized Company. The professional fees of $4.5 million incurred for the reorganization included primarily legal fees, consultant fees and bankruptcy costs.

EXTRAORDINARY ITEM. The Company recorded a $9.1 million gain in 1993 from the extinguishment of debt in conjunction with the reorganization.

                                OTHER MATTERS

ACCOUNTING FOR INCOME TAXES. Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). The adoption of FAS 109 changed the Company's method of accounting for income taxes from the deferred method (APB 11) to an asset and liability approach. Under APB 11, the Company has deferred the tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequence of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Adoption of FAS 109 had no material impact on the Company's financial position at January 1, 1993, or the results of its operations for the year ended December 31, 1993.

EFFECTS OF CHANGING PRICES. Natural gas and NGLs prices have fluctuated significantly over the last three years. The Company's natural gas pipeline operations generally earn a margin which is the difference between the revenues from the sale of natural gas over the purchase cost thereof. The change in margin, although it has declined over the three year period, is much less volatile than the change in product prices. The Company's natural gas processing operations generally receive a portion of the products and or natural gas as its fee for services. Therefore, product prices directly impact these operations. This effect is somewhat offset as NGL prices tend to move inversely to natural gas prices. Inflation has not had a significant impact on operating expenses in the last three years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                           PAGE
                                                                           ----
CORNERSTONE NATURAL GAS, INC. AND SUBSIDIARIES
Report of Arthur Andersen LLP, Independent Public Accountants...........     14
Report of Ernst & Young LLP, Independent Public Accountants.............     15
Consolidated Statements of Operations for the Years Ended
 December 31, 1994, 1993 and 1992.......................................     16
Consolidated Balance Sheets at December 31, 1994 and 1993...............     17
Consolidated Statements of Cash Flows for the Years Ended
 December 31, 1994, 1993 and 1992.......................................     18
Consolidated Statements of Changes in Stockholders' Equity
 for the Years Ended December 31, 1994, 1993 and 1992...................     19
Notes to Consolidated Financial Statements..............................  20-28

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Cornerstone Natural Gas, Inc.

We have audited the accompanying consolidated balance sheet of Cornerstone Natural Gas, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Natural Gas, Inc. and subsidiaries as of December 31, 1994, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                 ARTHUR ANDERSEN LLP

Dallas, Texas
February 17, 1995

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Cornerstone Natural Gas, Inc.

We have audited the accompanying consolidated balance sheet of Cornerstone Natural Gas, Inc. and Subsidiaries (the "Company") at December 31, 1993, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the two years in the period ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1993, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.


                                                       ERNST & YOUNG LLP
Dallas, Texas
March 7, l994

                  CORNERSTONE NATURAL GAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------
                                                       1994          1993           1992
                                                   ------------  ------------  ------------
Revenues ........................................  $106,406,000  $215,625,000  $244,696,000

Expenses:
 Cost of sales ..................................    90,997,000   194,349,000   216,236,000
 Operating expenses .............................     5,975,000    12,912,000    15,360,000
 Depreciation and amortization ..................     2,733,000     6,451,000     7,494,000
 General and administrative .....................     5,250,000     6,331,000     6,605,000
                                                   ------------  ------------  ------------
                                                    104,955,000   220,043,000   245,695,000
                                                   ------------  ------------  ------------
Operating earnings (loss) .......................     1,451,000    (4,418,000)     (999,000)
                                                   ------------  ------------  ------------

Other income (expense):
 Interest income ................................        79,000       103,000       242,000
 Interest expense ...............................    (1,284,000)   (2,764,000)   (5,191,000)
 Equity in net earnings (losses) of
  unconsolidated affiliates .....................       (11,000)      (52,000)     (407,000)
 Other ..........................................        16,000         8,000       186,000
 Gain (loss) on sale of assets, net .............        90,000       611,000      (258,000)
                                                   ------------  ------------  ------------
                                                     (1,110,000)   (2,094,000)   (5,428,000)
                                                   ------------  ------------  ------------
Earnings (loss) before reorganization costs,
 income taxes, and extraordinary item ...........       341,000    (6,512,000)   (6,427,000)

Reorganization items:
 Loss on disposition and write downs of
  property, plant and equipment .................             -    20,274,000             -
 Professional fees ..............................             -     4,545,000       704,000
                                                   ------------  ------------  ------------
                                                              -    24,819,000       704,000
                                                   ------------  ------------  ------------
Earnings (loss) before income taxes and
 extraordinary item .............................       341,000   (31,331,000)   (7,131,000)
Provision (benefit) for income taxes:
 Current ........................................        26,000        45,000       181,000
 Deferred .......................................             -             -    (1,682,000)
                                                   ------------  ------------  ------------
                                                         26,000        45,000    (1,501,000)
                                                   ------------  ------------  ------------
Net earnings (loss) before extraordinary item ...       315,000   (31,376,000)   (5,630,000)

Extraordinary item - gain on extinguishment
 of debt ........................................             -     9,085,000             -
                                                   ------------  ------------  ------------
Net earnings (loss) .............................       315,000   (22,291,000)   (5,630,000)
Preferred stock dividend requirements ...........             -      (791,000)   (1,900,000)
                                                   ------------  ------------  ------------
Net earnings (loss) applicable to common stock ..  $    315,000  $(23,082,000) $ (7,530,000)
                                                   ============  ============  ============

Earnings (loss) per common and common
 equivalent share:
 Earnings (loss) before extraordinary item ......  $        .02  $      (3.71) $       (.97)
 Extraordinary item .............................             -          1.05             -
                                                   ------------  ------------  ------------
 Net earnings (loss) ............................  $        .02  $      (2.66) $       (.97)
                                                   ============  ============  ============

Weighted average common and common
 equivalent shares outstanding ..................    14,467,000     8,691,000     7,758,000
                                                   ============  ============  ============

 The accompanying notes are an integral part of these consolidated statements.

                CORNERSTONE NATURAL GAS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                           DECEMBER 31,
                                                   --------------------------
                                                        1994         1993
                                                   ------------  ------------
ASSETS

Current assets:
 Cash and cash equivalents ......................  $    655,000  $  2,416,000
 Accounts receivable ............................    12,424,000    15,101,000
 Inventory ......................................        93,000     1,711,000
 Other current assets ...........................       286,000       655,000
                                                   ------------  ------------
  Total current assets ..........................    13,458,000    19,883,000

Assets held for disposition .....................     1,000,000             -

Property, plant and equipment, at cost ..........    54,632,000    54,457,000
 Less: accumulated depreciation .................   (33,543,000)  (31,805,000)
                                                   ------------  ------------
 Net property, plant and equipment ..............    21,089,000    22,652,000

Goodwill, net ...................................     3,676,000     3,793,000
Other assets ....................................     1,080,000       118,000
                                                   ------------  ------------
                                                   $ 40,303,000  $ 46,446,000
                                                   ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current installments of long-term debt .........  $  4,857,000  $  2,501,000
 Accounts payable ...............................    14,993,000    22,097,000
 Accrued interest payable .......................        52,000        45,000
 Income tax payable .............................       162,000       185,000
 Other current liabilities ......................             -       206,000
                                                   ------------  ------------
  Total current liabilities .....................    20,064,000    25,034,000
Long-term debt ..................................     6,898,000     7,768,000
Other liabilities ...............................     1,472,000     2,090,000

Stockholders' equity:
 Common stock, $.10 par value; 25,000,000 shares
  authorized; 12,515,959 shares issued and
  outstanding ...................................     1,252,000     1,252,000
 Additional paid-in capital .....................    51,298,000    51,298,000
 Accumulated deficit ............................   (40,681,000)  (40,996,000)
                                                   ------------  ------------
  Total stockholders' equity ....................    11,869,000    11,554,000
                                                   ------------  ------------
                                                   $ 40,303,000  $ 46,446,000
                                                   ============  ============

                  The accompanying notes are an integral part of
                     these consolidated financial statements.

                   CORNERSTONE NATURAL GAS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            YEAR ENDED DECEMBER 31,
                                                                   ---------------------------------------
                                                                       1994         1993           1992
                                                                   -----------  ------------    -----------
Cash flows from operating activities:
  Earnings (loss) before extraordinary item......................  $   315,000  $(31,376,000)   $(5,630,000)
  Non-cash items included in loss before extraordinary item:
    Loss on disposition and write downs of property,
     plant and equipment.........................................            -    20,274,000              -
    Interest compromised.........................................            -     1,605,000              -
    Depreciation and amortization................................    2,733,000     6,451,000      7,494,000
    Deferred income taxes........................................            -             -     (1,682,000)
    Write off of project development costs.......................            -             -         95,000
    Equity in net losses of unconsolidated affiliates............       11,000        52,000        407,000
    Loss (gain) on sale of assets, net...........................      (90,000)     (611,000)       258,000
    Other........................................................       30,000       402,000        221,000
    Reorganization items.........................................            -     4,545,000              -
                                                                   -----------  ------------   ------------
Working capital provided by operations before
 reorganization items............................................    2,999,000     1,342,000      1,163,000
Changes in operating assets or liabilities which provided
 (used) cash during the period:
  Decrease in accounts receivable................................    2,676,000     4,760,000      2,881,000
  Decrease in inventory..........................................    1,619,000     1,940,000        501,000
  (Increase) decrease in other current assets....................      352,000       (10,000)         7,000
  Increase (decrease) in accounts payable........................   (6,151,000)   (3,152,000)        54,000
  Increase (decrease) in accrued interest payable................        7,000       (55,000)     3,828,000
  Decrease in other current liabilities..........................     (230,000)     (481,000)      (368,000)
  Increase (decrease) in other liabilities.......................     (366,000)      848,000              -
                                                                   -----------  ------------   ------------
Cash provided by operations before reorganization items..........      906,000     5,192,000      8,066,000
Cash used by reorganization items - professional fees............   (1,303,000)   (2,165,000)             -
                                                                   -----------  ------------   ------------
Cash provided (used) by operating activities.....................     (397,000)    3,027,000      8,066,000

Cash flows from investing activities:
  Proceeds from sale of assets...................................    1,063,000       851,000        181,000
  Additions to property, plant and equipment.....................   (3,825,000)   (3,742,000)    (3,160,000)
  (Increase) decrease in investment in unconsolidated
   subsidiaries..................................................      (87,000)      110,000        291,000
  Other..........................................................            -        23,000       (279,000)
                                                                   -----------  ------------   ------------
Cash used by investing activities................................   (2,849,000)   (2,758,000)    (2,967,000)

Cash flows from financing activities:
  Borrowings (reduction) of revolving debt.......................    3,050,000    (1,625,000)             -
  Additional borrowings under long-term debt.....................      817,000     5,800,000              -
  Reduction of long-term debt....................................   (2,382,000)   (5,071,000)    (2,865,000)
  Reorganization items:
    Issuance of common stock and warrants........................            -     3,000,000              -
    Retirement of long-term debt.................................            -    (6,731,000)             -
  Other..........................................................            -      (108,000)       142,000
                                                                   -----------  ------------   ------------
      Cash provided (used) by financing activities...............    1,485,000    (4,735,000)    (2,723,000)
                                                                   -----------  ------------   ------------
Increase (decrease) in cash and cash equivalents.................   (1,761,000)   (4,466,000)     2,376,000
Cash and cash equivalents:
  Beginning of period............................................    2,416,000     6,882,000      4,506,000
                                                                   -----------  ------------     ----------
  End of period..................................................  $   655,000  $  2,416,000     $6,882,000
                                                                   ===========  ============     ==========

Supplemental disclosures of cash flow information
Cash paid during the period for:
  Interest.......................................................  $1,226,000   $ 1,042,000     $1,151,000
  Income taxes...................................................  $   50,000   $    34,000     $  197,000




                   The accompanying notes are an integral part of these consolidated financial statements.

                  CORNERSTONE NATURAL GAS, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       THREE YEARS ENDED DECEMBER 31, 1994


                                                            ADDITIONAL                       TOTAL
                                                  COMMON      PAID-IN    ACCUMULATED   STOCKHOLDERS'
                                                  STOCK       CAPITAL      DEFICIT         EQUITY
                                                ---------  -----------  ------------   -------------

Balance at December 31, 1991                   $  769,000  $29,163,000  $(10,384,000)  $ 19,548,000
Proceeds from issuance of common stock
 to employee benefit plan.....................     20,000      121,000             -        141,000
Preferred stock dividend requirements.........          -            -    (1,900,000)    (1,900,000)
Net loss......................................          -            -    (5,630,000)    (5,630,000)
                                               ----------  -----------  ------------   ------------
Balance at December 31, 1992..................    789,000   29,284,000   (17,914,000)    12,159,000
                                               ----------  -----------  ------------   ------------
Reorganization items
  Redemption of Series A Cumulative
   Convertible Exchangeable Preferred Stock...          -   19,448,000             -     19,448,000
  Issuance of common stock and warrants.......    458,000    2,543,000             -      3,001,000
Proceeds from issuance of common stock to
 employee benefit plan........................      5,000       23,000             -         28,000
Preferred stock dividend requirements.........          -            -      (791,000)      (791,000)
Net loss......................................          -            -   (22,291,000)   (22,291,000)
                                               ----------  -----------  ------------   ------------
Balance at December 31, 1993..................  1,252,000   51,298,000   (40,996,000)    11,554,000
                                               ----------  -----------  ------------   ------------
Net earnings..................................          -            -       315,000        315,000
                                               ----------  -----------  ------------   ------------
Balance at December 31, 1994.................. $1,252,000  $51,298,000  $(40,681,000)  $ 11,869,000
                                               ==========  ===========  ============   ============



                  The accompanying notes are an integral part of these consolidated financial statements.

                CORNERSTONE NATURAL GAS, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. GENERAL AND SIGNIFICANT ACCOUNTING POLICIES

   (a) General and Principles of Consolidation

       Cornerstone Natural Gas, Inc., a Delaware corporation ("Cornerstone"), is engaged in the business of natural gas pipeline and natural gas processing operations. Natural gas pipeline operations include purchasing, gathering, transporting and marketing of natural gas. Natural gas processing operations include recovering and marketing of natural gas liquids ("NGLs") from natural gas and treating natural gas by removing noncommercial components. Natural gas processing operations included refining condensate and crude oil into various petroleum products until the Company discontinued its refining operations.

       The consolidated financial statements include the accounts of Cornerstone and its wholly owned and majority-owned subsidiaries (referred to collectively as the "Company"). The consolidated financial statements of the Company also include its proportionate share of the assets, liabilities, revenues and expenses of affiliated partnerships and joint ventures if the Company owns at least a 50% interest. Affiliates in which the Company owns less than a 50% interest are accounted for using the equity method.

       Certain reclassifications of prior years' financial information have been made to conform to the current year presentation.

   (b) Cash Equivalents

       The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

   (c) Inventory

       Inventory is stated at the lower of cost or market, determined by the first in, first out method.

   (d) Property, Plant and Equipment

       Depreciation of property, plant and equipment is provided using the straight-line method over the following estimated useful lives:


                                                                       YEARS
                                                                       -----
       Pipelines and pipeline rights-of-way..........................   5-20
       Natural gas liquids recovery, treating and refining plants....  10-20
       Equipment and other...........................................   3-15


       Most of the Company's natural gas liquids recovery and natural gas treating plants are skid-mounted and moveable from one service location to another. The cost of moving the plants between service locations is capitalized and amortized using the straight-line method over the life of the related service contract.

   (e) Goodwill

       Goodwill represents the excess of the cost over the net assets of businesses acquired and is amortized on a straight-line basis over periods of twenty to forty years. Goodwill is presented net of accumulated amortization of $613,233 and $496,419 at December 31, 1994 and 1993, respectively.

   (f) Income Taxes

       Deferred income taxes are computed using the liability method in accordance with Statement of Financial Accounting Standards No. 109 ("FAS 109"), and are provided for on all temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. As more fully described in Note 5, the Company changed its method of accounting for income taxes from the deferred method (APB 11) effective January 1, 1993.

   (g) Earnings (Loss) per Common and Common Equivalent Share

       Earnings (loss) per common and common equivalent share are based on the weighted average number of shares outstanding during each year as adjusted for outstanding stock options and warrants, if dilutive, using the treasury stock method. Fully-diluted earnings per share for all years are not presented because the effects are antidilutive.

   (h) Concentrations of Credit Risk

       The Company markets natural gas and refined products to utilities, local distribution companies and industrial end-users. The Company performs ongoing credit evaluations of its customers and if deemed necessary, requires purchasers of the Company's products to prepay or issue standby letters of credit as collateral. As an additional safeguard against uncollectable receivables, the Company maintains an insurance policy which covers most of its customers. Credit losses are provided for in the consolidated financial statements and consistently have been within Management's expectations.

       The Company has cash deposits with various banks consisting principally of demand deposits and time deposits. These deposits generally have maturities of one year or less and bear minimal risk. The Company has not experienced any losses on its cash deposits.

   (i) Hedging

       The Company, on occasion, enters into swap agreements or futures contracts to hedge the risks associated with fixed commitments and certain anticipated transactions. The Company defers the change in the market value of these contracts until such time as the hedge transaction is completed. At December 31, 1994, the Company had open natural gas price swap agreements on volumes of less than 2 MMCFD and no open futures contracts.

2. PLAN OF REORGANIZATION

   On June 4, 1993, Endevco, Inc. and its subsidiaries, ANGIC, Inc., Mississippi Fuel Company and Endevco Taft Company (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Texas, Sherman Division (the "Bankruptcy Court").

   On September 29, 1993, the Bankruptcy Court issued an order confirming the Debtor's First Amended Joint Plan of Reorganization (the "Plan"). On November 2, 1993, the following transactions resulted from the consummation of the Plan:

   (1) The Debtors paid approximately $2.1 million in cash and transferred their Mississippi Fuel, Ada, Chalybeate Springs and Leaf River gathering and pipeline systems along with certain contractual rights owned by the Debtors to the holders of the Debtor's 9% Senior Notes, 11.7% Senior Notes and 11.5% Subordinated Convertible Debentures (collectively, the "Noteholders"). The cash payments and transfer of assets was in full satisfaction of all allowed claims of the Noteholders (approximately $44.1 million of debt and accrued interest on the financial records of the Debtors). The Company paid in full all other creditors.

   (2) The Debtors paid approximately $4.6 million in cash and issued promissory notes in the aggregate of $2.5 million (the "Note") to the holders (the "Preferred Stockholders") of the Company's
        $9.50 Series A Cumulative Convertible Exchangeable Preferred Stock (the "Preferred Stock") in satisfaction of all allowed claims (approximately $27.0 million on the financial records of the Debtors, which included the liquidation value of the Preferred
        Stock and all accrued and unpaid dividends thereon). The Note is secured by a lien on the stock of all the subsidiaries of Cornerstone and is guaranteed by its subsidiary, Cornerstone Pipeline Company. Pursuant to the terms of the Note, the Company is prohibited from paying dividends or repurchasing shares of its capital stock while the Note is outstanding.

   (3) All outstanding common stock, par value $.10 per share (the "Former Common Stock"), of Endevco, Inc. was canceled and each holder thereof was issued one share of the common stock of Cornerstone (the "New Common Stock") for each share of Former Common Stock held. Holders of the Former Common Stock received approximately 63% of the shares of New Common Stock. All outstanding stock options were canceled.

   (4) Pursuant to the First Amended Stock Purchase Agreement by and between Ray Davis, Trustee (the "Purchaser") and Cornerstone dated May 28, 1993, Ray Davis and his assigns acquired 4,576,659 shares of New Common Stock and warrants to acquire an additional 2,564,103 shares of New Common Stock with an exercise price of $.78 per share. The aggregate purchase price of such shares of New Common Stock and warrants was $3.0 million. The purchased shares constituted approximately 37% of the Company's issued and outstanding shares of New Common Stock. The purchased shares and the warrants, if exercised, would constitute approximately 47% of the fully diluted capital stock of the Company.

   (5) The Company entered into a term loan and revolving credit facility (the "Senior Loan") with a financial institution. The term portion of the Senior Loan was for $5.8 million and provided for monthly principal and interest payments. The interest is calculated at the applicable prime rate plus two percent. The revolving credit facility allowed for working capital loans and standby letters of credit up to an aggregate of $6.0 million. A portion of the proceeds from the Senior Loan was used to retire the remaining debt associated with the purchase of the original assets of Dubach as well as the debt incurred when the assets of Claiborne Gasoline Company were acquired.

   (6) The Company amended its Certificate of Incorporation to (1) change the Company's name to Cornerstone Natural Gas, Inc. and (2) provide for certain restrictions on the transfer of New Common Stock.

        The Company has accounted for all transactions related to the reorganization proceedings in accordance with the Statement of Position 90-7 of the American Institute of Certified Public Accountants. In addition, certain other property and equipment were written down as a result of the reorganization. These transactions resulted in a loss on write downs and disposition of property, plant and equipment of approximately $20.3 million and an extraordinary gain from the settlement of debt of approximately $9.1 million.

3. PROPERTY, PLANT, AND EQUIPMENT

   A summary of property, plant, and equipment follows:


                                                         DECEMBER 31,
                                                  ------------------------
                                                     1994          1993
                                                     ----          ----
        Pipeline and pipeline rights-of-way...... $19,962,000  $19,737,000
        Natural gas liquids recovery, treating
         and refining............................  29,709,000   30,677,000
        Equipment................................   2,841,000    1,744,000
        Other....................................   2,120,000    2,299,000
                                                  -----------  -----------
                                                  $54,632,000  $54,457,000
                                                  ===========  ===========



   Interest cost capitalized during the construction of projects was $37,000 in 1994, $8,000 in 1993, and $26,000 in 1992.

   Effective May 1, 1994, the Company sold its Claiborne refinery and inventories to Arcadia. The Company also entered into a letter of intent to sell its Dubach refining assets to an affiliate of Arcadia for $1.0 million. Although a definitive agreement to sell such assets has not been executed, the assets covered by the letter of intent are reflected as assets held for disposition on the accompanying balance sheet.

4. Long-Term Debt

   A summary of debt follows:



                                                         DECEMBER 31,
                                                   -----------------------
                                                      1994          1993
                                                   ----------   ----------
        Term portion of Senior Loan (a)..........  $4,750,000  $ 5,506,000
        Revolving portion of Senior Loan (a).....   3,050,000            -
        Notes payable to former Preferred
         Stockholders (b)........................   2,000,000    2,500,000
        Subordinated secured note payable (c)....   1,948,000    2,213,000
        Other....................................       7,000       50,000
                                                   ----------  -----------
                                                   11,755,000   10,269,000
        Less: Current installments...............   4,857,000    2,501,000
                                                  -----------  -----------
        Long-term debt........................... $ 6,898,000  $ 7,768,000
                                                  ===========  ===========



   (a) In November 1993, the Company entered into the Senior Loan with a financial institution. The term portion of the Senior Loan provided for monthly principal and interest payments. The Company borrowed an additional $817,00 on September 30, 1994. Interest is calculated at the applicable prime rate plus two percent (10.5% at December 31, 1994). At December 31, 1994, the revolving credit facility allowed for working capital loans and standby letters of credit up to an aggregate of $6.0 million subject to a borrowing base, as defined, with a commitment fee of .5% on the unused balance. Working capital loans were approximately $3.1 million as of December 31, 1994, and the financial institution had issued, for the Company's benefit, approximately $1.9 million in standby letters of credit for natural gas purchases. The revolving credit facility expires November 1995. Management expects to renew this line under similar terms and conditions. This facility was expanded to allow for the aggregate to be increased to $8.0 million (with a $4.0 million limit on working capital loans) effective March 1995. The Senior Loan is secured by essentially all the assets of the Company and includes provisions for mandatory prepayments of principal if the outstanding balance of the term portion exceeds the financial institution's annual engineering evaluation. The Senior Loan requires the Company to maintain certain financial ratios, prohibits the Company from paying dividends, and restricts capital expenditures.

   (b) The Notes bear interest at 10% through December 1995 and 15% thereafter. The Notes are secured by a lien on the stock of all the subsidiaries of Cornerstone and are guaranteed by its subsidiary, Cornerstone Pipeline Company. The Notes are due in varying annual installments through December 31, 1997, and require quarterly payments of interest during the term of the Notes. Pursuant to the terms of the Notes, the Company is prohibited from paying dividends or repurchasing shares of its capital stock.

   (c) The note is secured by the pipeline facilities of the Mountain Creek Joint Venture and bears interest at prime rate plus two percent (10.5% at December 31, 1994). The loan is due in varying quarterly installments which began January 1, 1990, with a balloon payment due October 1, 1996. The Company intends to refinance this note prior to the balloon payment.

    Aggregate maturities of long-term debt, for each of the five subsequent fiscal years are as follows:


            1995......................................... $ 4,857,000
            1996.........................................   3,398,000
            1997.........................................   1,750,000
            1998.........................................   1,000,000
            1999.........................................     750,000
                                                          -----------
                                                          $11,755,000
                                                          ===========


5. INCOME TAXES

The significant components of the provision (benefit) for income taxes are as follows:


                                            YEAR ENDED DECEMBER 31,
                                     -------------------------------------
                                      LIABILITY METHOD      DEFERRED METHOD
                                      1994        1993           1992
                                     -------    -------     ---------------
    Current......................... $26,000    $45,000       $   181,000
    Deferred........................       -          -        (1,682,000)
                                     -------    -------       -----------
                                     $26,000    $45,000       $(1,501,000)
                                     =======    =======       ===========


Effective January 1, 1993, the Company adopted the provisions of FAS 109 changing the method of accounting for income taxes. As permitted under the new rules, prior years' financial statements have not been restated to reflect the change. At January 1, 1993, there was no cumulative effect from the adoption of FAS 109.

Deferred income taxes reflect the net tax effect of temporary differences between the financial reporting carrying amounts of assets and liabilities and income tax carrying amounts. The components of the Company's deferred tax liabilities and assets are as follows:



                                                           DECEMBER 31,
                                                  -------------------------
                                                      1994         1993
                                                  -----------   -----------

Deferred tax liabilities:
 Property, plant and equipment................... $(2,817,000)  $(2,240,000)
Deferred tax assets:
  NOL carryforwards..............................   9,804,000     9,842,000
  Investment tax credit carryforwards............   1,618,000     1,618,000
  Alternative minimum tax credit carryforwards...     104,000       104,000
  Accrued liabilities and other..................     215,000       289,000
                                                  -----------   -----------
                                                   11,741,000    11,853,000

Less valuation allowance.........................  (8,924,000)   (9,613,000)
                                                  -----------   -----------
                                                  $         -   $         -
                                                  ===========   ===========



The sources of deferred income taxes and the tax effect of each for the year ended December 31, 1992, before the Company adopted FAS 109 were:


                                                              1992
                                                           ----------

        Excess tax depreciation over financial........... $   598,000
        Utilization of NOL carryforward..................  (2,096,000)
        Gain on asset sales..............................    (124,000)
        Deferred state income tax benefit................    (146,000)
        Other............................................      86,000
                                                          -----------
                                                          $(1,682,000)
                                                          ===========


The provision (benefit) for income taxes differed from amounts computed at the statutory federal income tax rate as follows:

                                                                      YEAR ENDED DECEMBER 31,
                                                           ---------------------------------------------
                                                               1994           1993             1992
                                                           ------------  ---------------  --------------
Tax provision (benefit) at statutory rate................  $    116,000  $   (10,653,000) $   (2,425,000)
State income taxes, net of federal benefit...............        17,000           29,000          48,000
Valuation allowance on NOL...............................      (174,000)      10,491,000         820,000
Other....................................................        67,000          178,000          56,000
                                                           ------------  ---------------  --------------
                                                           $     26,000  $        45,000  $   (1,501,000)
                                                           ------------  ---------------  --------------
                                                           ------------  ---------------  --------------

The Company has NOL carryforwards of $28.8 million which, if not utilized, will expire at various times from 2001 through 2009. In addition, the Company has unused investment tax credits of approximately $1.6 million available to offset future federal income tax liabilities. In general, the credits expire at various times from 1996 through 2001, unless previously utilized. The respective carryforwards are available to the Company in their full amounts unless a "change of ownership", as defined in Internal Revenue Code Section 382, occurs. If a change of ownership occurs, utilization of the NOL carryforwards could be limited.

6. COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases office space, equipment and automobiles under lease obligations classified as operating leases. Rental expense under these leases was approximately $869,000 in 1994, $1.7 million in 1993, and $2.1 million in 1992. At December 31, 1994, minimum future rental payments due under operating leases were as follows:

1995.............................................................  $  74,000
1996.............................................................    424,000
1997.............................................................     20,000

The Company is involved in certain other legal actions and claims arising in the ordinary course of business. It is the opinion of Management (based, in part, on advice of legal counsel) that such litigation and claims will be resolved without material effect on the Company's financial position.

7. TRANSACTIONS WITH RELATED PARTIES

The Company is a party to an agreement with Energy Transfer I, Ltd. ("Energy Transfer"). Mr. Kelcy L. Warren (President, Chief Operating Officer and Director) is the sole shareholder of the general partner of Energy Transfer. Messers. Ray C. Davis (Chief Executive Officer and Director), Warren and Ben H. Cook (Director) are indirect limited partners in Energy Transfer. Under such agreement, the Company receives a fixed fee to market natural gas and operate a natural gas pipeline for Energy Transfer. The Company received $60,000 from Energy Transfer in the year ended December 31, 1994, for management services.

Mr. James W. Bryant (Director) is a party to a consulting agreement with the Company which he assigned to his company, Cardinal Resources, Inc. ("Cardinal"). Under the consulting agreement, which expires November 1, 1996, Cardinal is to receive no less than $200,000 per year. Mr. Bryant and Cardinal are obligated under the consulting agreement to present certain projects to the Company which has a right of first refusal. If the Company elects to pursue a project originated by Mr. Bryant or Cardinal, then additional compensation may be paid. In January 1995, the Company modified the Agreement for a one year period. Under the modified agreement, Cardinal must provide the services of an additional consultant for $50,000.

The Company is also a party to a joint venture agreement with an affiliate of Mr. Ted Collins, Jr. (Director). Under such joint venture agreement, the Company and the affiliate of Mr. Collins each bear a portion of the costs for developing projects in the natural gas business and have a right of first refusal on such projects.

8. EMPLOYEE BENEFIT PLANS

Under the Plan (Note 2) all outstanding stock options were canceled. An incentive stock option plan (the "Stock Plan") was approved by the Board of Directors and the Stockholders in 1993. Under the Stock Plan, options to purchase up to 1,250,000 shares of the Company's authorized but unissued stock can be granted to key employees through 2003. Options under the Stock Plan were granted at an exercise price equal to 100% of the fair market value of the stock on the date of the grant. The options are exercisable at a rate not to exceed 20% for each year of employment completed (however 100% may be exercised under a change of control, as defined) after the date of grant and expire 10 years after the date of grant.

The following is a summary of activity under the Stock Plan and all former stock option plans for the years ended December 31:

                                                                            1994          1993           1992
                                                                         -----------  ------------  --------------
Outstanding at beginning of year.......................................      727,500       601,713         790,018
Granted during year....................................................           --       727,500          75,000
Exercised or terminated during year....................................           --      (601,713)       (263,305)
                                                                         -----------  ------------  --------------
Outstanding at end of year.............................................      727,500       727,500         601,713
                                                                         -----------  ------------  --------------
                                                                         -----------  ------------  --------------
Exercisable at end of year.............................................      145,500            --         389,473
                                                                         -----------  ------------  --------------
                                                                         -----------  ------------  --------------
Per share price of exercisable options.................................  $     1.125  $         --  $   1.63-$6.75
                                                                         -----------  ------------  --------------
                                                                         -----------  ------------  --------------
Per share price of grants during year..................................  $        --  $      1.125  $         1.63
                                                                         -----------  ------------  --------------
                                                                         -----------  ------------  --------------
Per share price of options exercised during year.......................  $      none  $       none  $         none
                                                                         -----------  ------------  --------------
                                                                         -----------  ------------  --------------

The Company instituted an Annual Incentive Compensation Plan ("Compensation Plan") in 1994. The purpose of the Compensation Plan is to provide annual incentive compensation to those officers and key employees who contribute significantly to the growth and success of the Company; to attract and retain individuals of outstanding ability; and to align the interests of those who hold positions of major responsibility in the Company with the interests of Company stockholders.

The Compensation Plan is administered by the Compensation Committee of the Board of Directors (the "Committee"). The Committee approves or modifies, as appropriate, the recommendations of the Chief Executive Officer regarding participants, size of awards, performance criteria and the recommended performance targets. These recommendations are subject to the final approval of the full Board of Directors. The Company paid approximately $492,000 in incentive compensation in February 1995 accrued under the 1994 Compensation Plan.

The Company maintains an employee savings plan ("Savings Plan") under
Section 401(k) of the Internal Revenue Code, which is available to all employees who meet certain requirements. Under the Savings Plan, the Company matched 100% of employees' contributions up to five percent (5%) of the participant's compensation through 1993.

The Savings Plan was amended effective January 1, 1994, whereby the Company matches 20% of the employees' contributions up to a maximum of five percent (5%) of the participant's compensation. The Company may, at its discretion, increase the matching percentage at year end and may match in New Common Stock or cash. In February 1995, the Board of Directors voted to match 1994 contribu-tions in cash and did not increase the matching percentage. The Company recorded expense of $33,000, $250,000 and $193,000 for 1994, 1993 and 1992,
respectively, for its matching contribution.

The Company currently provides no post-employment benefits

9. SEGMENT INFORMATION

Segment data as of and for the years ended December 31, 1994, 1993 and 1992, follows:

                                                                                    CORPORATE
                                                GAS PIPELINE     GAS PROCESSING    GENERAL AND
                                                 OPERATIONS        OPERATIONS     ADMINISTRATIVE      COMBINED
                                              ----------------  ----------------  --------------  ----------------
1994:
  Revenue from unaffiliated sources.........  $     68,564,000  $     37,842,000  $           --  $    106,406,000
                                              ----------------  ----------------  --------------  ----------------
                                              ----------------  ----------------  --------------  ----------------
  Cost of sales.............................        63,326,000        27,671,000              --        90,997,000
                                              ----------------  ----------------  --------------  ----------------
                                              ----------------  ----------------  --------------  ----------------
  Depreciation and amortization.............           729,000         1,814,000         190,000         2,733,000
                                              ----------------  ----------------  --------------  ----------------
                                              ----------------  ----------------  --------------  ----------------
  Operating earnings (loss).................         1,703,000         2,408,000      (2,660,000)        1,451,000
                                              ----------------  ----------------  --------------  ----------------
                                              ----------------  ----------------  --------------  ----------------
  Identifiable assets.......................        15,336,000        20,013,000       4,954,000        40,303,000
                                              ----------------  ----------------  --------------  ----------------
                                              ----------------  ----------------  --------------  ----------------
  Capital expenditures......................           122,000         3,618,000          85,000         3,825,000
                                              ----------------  ----------------  --------------  ----------------
                                              ----------------  ----------------  --------------  ----------------
1993:
  Revenue from unaffiliated sources.........  $    114,722,000  $    100,903,000  $           --  $    215,625,000
                                              ----------------  ----------------  --------------  ----------------
                                              ----------------  ----------------  --------------  ----------------
  Cost of sales.............................       105,400,000        88,949,000              --       194,349,000
                                              ----------------  ----------------  --------------  ----------------
                                              ----------------  ----------------  --------------  ----------------
  Depreciation and amortization.............         4,281,000         1,976,000         194,000         6,451,000
                                              ----------------  ----------------  --------------  ----------------
                                              ----------------  ----------------  --------------  ----------------
  Operating earnings (loss).................           285,000        (1,134,000)     (3,569,000)       (4,418,000)
                                              ----------------  ----------------  --------------  ----------------
                                              ----------------  ----------------  --------------  ----------------
  Identifiable assets.......................        16,554,000        25,383,000       4,509,000        46,446,000
                                              ----------------  ----------------  --------------  ----------------
                                              ----------------  ----------------  --------------  ----------------
  Capital expenditures......................         1,913,000         1,800,000          29,000         3,742,000
                                              ----------------  ----------------  --------------  ----------------
                                              ----------------  ----------------  --------------  ----------------
1992:
  Revenue from unaffiliated sources.........  $    120,978,000  $    123,718,000  $           --  $    244,696,000
                                              ----------------  ----------------  --------------  ----------------
                                              ----------------  ----------------  --------------  ----------------
  Cost of sales.............................       107,045,000       109,191,000              --       216,236,000
                                              ----------------  ----------------  --------------  ----------------
                                              ----------------  ----------------  --------------  ----------------
  Depreciation and amortization.............         5,231,000         1,953,000         310,000         7,494,000
                                              ----------------  ----------------  --------------  ----------------
                                              ----------------  ----------------  --------------  ----------------
  Operating earnings (loss).................         3,165,000           313,000      (4,477,000)         (999,000)
                                              ----------------  ----------------  --------------  ----------------
                                              ----------------  ----------------  --------------  ----------------
  Identifiable assets.......................        75,649,000        30,294,000       8,606,000       114,549,000
                                              ----------------  ----------------  --------------  ----------------
                                              ----------------  ----------------  --------------  ----------------
  Capital expenditures......................         1,529,000         1,566,000          65,000         3,160,000
                                              ----------------  ----------------  --------------  ----------------
                                              ----------------  ----------------  --------------  ----------------

The Company believes that the loss of any single customer would not have a material effect on the Company's financial statements. There were no customers in 1992 that accounted for over 10% of consolidated revenues. Information regarding sales to major customers by segment for the years ended December 31, 1994 and 1993 is as follows:

                                                                                       PERCENTAGE OF
                                                  GAS PIPELINE     GAS PROCESSING      CONSOLIDATED
                                                   OPERATIONS        OPERATIONS          REVENUES
                                                 --------------  -------------------  ---------------
1994 Georgia Pacific...........................  $   14,631,000              --                14%
1993 Georgia Pacific...........................  $   24,810,000              --                12%

10. SUBSEQUENT EVENTS

The Company purchased the Willow Springs System from Bayou South, effective January 1, 1995. These systems are located in Gregg and Harrison Counties, Texas. The systems consist of 65 miles of pipeline and have a capacity of approximately 70 MMCFD.

In conjunction with this purchase, the Company amended its Senior Loan.
Under the amendment, the Company increased its borrowings by $4,000,000. The additional principal is payable over five years in equal monthly installments under the same terms as the original agreement. The amendment also provides for incremental mandatory principal payments if certain throughput levels are maintained.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Refer to the Company's Form 8-K dated May 13, 1994, which discusses the change in the Company's accountants for the year ended December 31, 1994.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information called for by this Item with respect to the directors is set forth under "Election of Directors" in the Proxy Statement for the 1995 Annual meeting of Stockholders filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference.

The executive officers of the Registrant as of March 3, 1995, were as follows:

          NAME (AGE)                           POSITIONS, OFFICES WITH REGISTRANT AND EXPERIENCE
- -------------------------------  ------------------------------------------------------------------------------

Ray C. Davis (53)                Chairman of the Board and Chief Executive Officer of the Company since 1993;
                                 President Capstone Capital Corp. since 1992; Chairman Capstone Partners, Inc.
                                 1988-1994; Director and General Partner of Hydro Environmental Services, Inc.,
                                 1989 to 1992; CEO of Healthco International, Inc., 1991 to 1992; Chairman of
                                 HPSC, Inc., 1991 to 1992.

Kelcy L. Warren (39)             President and Chief Operating Officer of the Company since 1993; President and
                                 Chief Operating Officer, Endevco, Inc., 1990 to 1992; Executive Vice
                                 President, Endevco, Inc., 1989 to 1990.

Robert L. Cavnar (41)            Senior Vice President, Chief Financial Officer and Treasurer of the Company
                                 since 1993; Vice President, Chief Financial Officer and Treasurer, Mountain
                                 Gas Resources, Inc., 1990 to 1993; Manager Corporate Finance, Presidio Oil Company,
                                 1989 to 1990;

Jim S. Holotik (42)              Vice President of the Company since 1993; Vice President, Endevco Oil and Gas
                                 Company and Endevco Pipeline Company since 1990.

Kelly J. Jameson (30)            Vice President, Secretary and General Counsel of the Company since 1993; Vice
                                 President and General Counsel, Odin Corporation, 1991 to 1993.

Richard W. Piacenti (40)         Vice President and Controller of the Company since 1993; Controller of the Company,
                                 1991 to 1993; Manager Gas Accounting of the Company, 1988 to 1991.

William P. Williams (57)         Vice President of the Company since 1988.

The above named persons bear no family relationship to each other. The officers serve at the pleasure of the Board.

ITEMS 11, 12, AND 13.

    Information called for in these items is set forth in the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 1995, pursuant to Regulation 14A and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a)(1) Consolidated Financial Statements.

           Cornerstone Natural Gas, Inc. and Subsidiaries.

                                                                                                             PAGE
                                                                                                           ---------
          Report of Arthur Andersen LLP, Independent Public Accountants..................................         14
          Report of Ernst & Young LLP, Independent Public Accountants....................................         15
          Consolidated Statements of Operations for the Years Ended December 31, 1994, 1993 and 1992.....         16
          Consolidated Balance Sheets at December 31, 1994 and 1993......................................         17
          Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1993 and 1992.....         18
          Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31,
            1994, 1993 and 1992..........................................................................         19
          Notes to Consolidated Financial Statements.....................................................      20-28

  (2) Consolidated Financial Statement Schedules.

      No schedules have been included because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

  (3) Exhibits.

 EXHIBIT
   NO.                                                   DOCUMENT
- ----------  ---------------------------------------------------------------------------------------------------
     *3.1   By-Laws, as Amended and Restated August 9, 1994, currently in effect.
      3.2   Restated Certificate of Incorporation of Cornerstone Natural Gas, Inc. (incorporated by reference to Exhibit 2 filed January 10, 1994, Form 8-A).
    +10.1   Cornerstone Natural Gas, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to Exhibit
            10.1 to December 31, 1993, Form 10-K).
    +10.2   Amended and Restated Cornerstone Natural Gas, Inc. Employee Savings Plan effective July 1, 1991
            (incorporated by reference to Exhibit 10.2 to December 31, 1993, Form 10-K).
   *+10.3   Amended and Restated Cornerstone Natural Gas, Inc. Employee Savings Plan adopting the Bank of
            Oklahoma, N.A. Defined Contribution Master Plan as of January 1, 1989.
     10.4   Endevco, Inc. Employee Savings Trust (incorporated by reference to Exhibit 10.3 to Registration
            Statement No. 2-85830).
     10.5   Amendment Number 1 to the Endevco, Inc. Employee Savings Trust (incorporated by reference to
            Exhibit 10.6 to December 31, 1991, Form 10-K).
     10.6   Amendment Number 2 to the Endevco, Inc. Employee Savings Trust (incorporated by reference to
            Exhibit 10.7 to December 31, 1991, Form 10-K).
     10.7   Lease Agreement by and between Endevco, Inc. as Tenant and 8080 Central, Ltd. as Landlord, dated
            January 11, l985, (incorporated by reference to Exhibit 10.65 to March 31, 1985, Form 10-Q).

     10.8   Amendment to the Lease Agreement by and between Endevco, Inc. as Tenant and 8080 Central, Ltd. as
            Landlord, dated April 24, l985, (incorporated by reference to Exhibit 10.14 to December 31, 1991,
            Form 10-K).
     10.9   Amendment to Lease Agreement by and between Endevco, Inc. as Tenant and 8080 Central, Ltd. as
            Landlord, dated October 7, l985, (incorporated by reference to Exhibit 10.15 to December 31, 1991,
            Form 10-K).
     10.10  Amendment to Lease Agreement by and between Endevco, Inc. as Tenant and 8080 Central, Ltd. as
            Landlord, dated October 13, l987, (incorporated by reference to Exhibit 10.16 to December 31, 1991,
            Form 10-K).
     10.11  Amendment to Lease Agreement by and between Endevco, Inc. as Tenant and 8080 Central, Ltd. as
            Landlord, dated October 22, l988, (incorporated by reference to Exhibit 10.17 to December 31, 1991,
            Form 10-K).
     10.12  Modification and Ratification of Lease Agreement by and between Endevco, Inc. as Tenant and The
            Prudential Insurance Company of America, as Landlord, dated February 24, l993, (incorporated by reference to Exhibit 10.18 to December 31, 1992, Form 10-K).
     10.13  Loan Agreement dated as of December 16, l988, by and between Dubach Gas Company and Endevco, Inc.
            (incorporated by reference to Exhibit 2 to December 16, 1988, Form 8-K).
     10.14  General Partnership Agreement of Mountain Creek Joint Venture dated as of March 7, l989, by and between Western Natural Gas Company and Cornerstone Natural Gas Company (incorporated by reference to Exhibit 10.79 to December 31, 1989, Form 10-K).
     10.15  Pipeline Construction and Operating Agreement dated March 7, l989, by and between Cornerstone
            Natural Gas Company and Mountain Creek Joint Venture (incorporated by reference to Exhibit 10.80 to
            December 31, 1989, Form 10-K).
     10.16  Loan Agreement dated September 28, l989, by and between Mountain Creek Joint Venture and Chrysler
            Capital Corporation (incorporated by reference to Exhibit 10.82 to December 31, 1989, Form 10-K).
     10.17  Participation Agreement dated July 17, l991, by and between Endevco and First Reserve Gas Storage
            Inc. (incorporated by reference to Exhibit 10.88 to December 31,1991, Form 10-K).
     10.18  Letter Agreement effective May 17, 1993, by and between Energy Transfer Corporation and Cornerstone
            Natural Gas, Inc. (incorporated by reference to Exhibit 10.39 to December 31, 1993, Form 10-K).
     10.19  Stock Purchase Agreement dated March 20, l993, by and between Endevco, Inc., and Ray Davis, Trustee
            (incorporated by reference to Exhibit 10.136 to December 31, 1992, Form 10-K).
     10.20  First Amended Stock Purchase Agreement dated May 28, 1993, by and between Endevco, Inc., and Ray
            Davis, Trustee (incorporated by reference to Exhibit 10.1 to June 17, 1993, Form 8-K).
     10.21  Form and Schedule of Warrants to Purchase Common Stock of Cornerstone Natural Gas, Inc.
            (incorporated by reference to Exhibit 10.42 to December 31, 1993, Form 10-K).
     10.22  Form and Schedule of Promissory Note dated November 2, 1993, between Cornerstone Natural Gas, Inc.
            and Preferred Stockholders (incorporated by reference to Exhibit 10.43 to December 31, 1993, Form
            10-K).

     10.23  Revolving Credit and Term Loan Agreement between Cornerstone Natural Gas, Inc. et al, and Bank of
            Oklahoma, National Association dated November 2, 1993, (incorporated by reference to Exhibit 10.3 to November 2, 1993, Form 8-K).
    *10.24  First Amendment to Revolving Credit and Term Loan Agreement between Cornerstone Natural Gas, Inc., et al, and Bank of Oklahoma, National Association dated September 30, 1994.
    *10.25  Second Amendment to Revolving Credit and Term Loan Agreement between Cornerstone Natural Gas, Inc., et al, and Bank of Oklahoma, National Association dated January 4, 1995.
     10.26  Joint Venture Agreement between Cornerstone Natural Gas, Inc. and Merit Natural Gas Company dated
            October 28, 1993 (incorporated by reference to Exhibit 10.45 to December 31, 1993, Form 10-K).
     10.27  Consulting Agreement between Endevco, Inc. and James W. Bryant dated June 4, 1993 (incorporated by reference to Exhibit 10.48 to December 31, 1993, Form 10-K).
    *21.1   List of Subsidiaries.
    *27.1   Financial Data Schedule.

- ------------------------
*Filed Herewith.
+Denotes Management contract or compensatory plan

(b) Reports on Form 8-K.

    (1) "Item 5. Other Important Events." was reported in a Current Report on Form 8-K filed on January 20, 1995.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERSTONE NATURAL GAS, INC.

By:/s/ RAY C. DAVIS
   ---------------------------------------
   Ray C. Davis
   CHAIRMAN OF THE BOARD
   AND CHIEF EXECUTIVE OFFICER

Date: March 14, l995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                                        CAPACITY IN
                   SIGNATURES                                           WHICH SIGNED
- -------------------------------------------------  ------------------------------------------------------

/s/ RAY C. DAVIS                                   Chairman of the Board of Directors and Chief Executive
- -------------------------------                    Officer
(Ray C. Davis)                                                                                                 March 14, 1995

/s/ KELCY L. WARREN                                President, Chief Operating Officer and Director
- -------------------------------
(Kelcy L. Warren)                                                                                              March 14, 1995

/s/ ROBERT L. CAVNAR                               Senior Vice President and Chief Financial Officer
- -------------------------------
(Robert L. Cavnar)                                                                                             March 14, 1995

/s/ RICHARD W. PIACENTI                            Vice President and Controller
- -------------------------------
(Richard W. Piacenti)                                                                                          March 14, 1995

/s/ RICHARD D. BRANNON                             Director
- -------------------------------
(Richard D. Brannon)                                                                                           March 14, 1995

/s/ JAMES W. BRYANT                                Director
- -------------------------------
(James W. Bryant)                                                                                              March 14, 1995

/s/ TED COLLINS, JR.                               Director
- -------------------------------
(Ted Collins, Jr.)                                                                                             March 14, 1995

/s/ BEN H. COOK                                    Director
- -------------------------------
(Ben H. Cook)                                                                                                  March 14, 1995

/s/SCOTT G. HEAPE                                  Director
- -------------------------------
(Scott G. Heape)                                                                                               March 14, 1995

/s/ DAVID S. HUNT                                  Director
- -------------------------------
(David S. Hunt)                                                                                                March 14, 1995

/s/ W.J. MURRAY, JR.                               Director
- -------------------------------
(W.J. Murray, Jr.)                                                                                             March 14, 1995

/s/ C. ROBERT SLEDGE                               Director
- -------------------------------
(C. Robert Sledge)                                                                                             March 14, 1995