Form 10-Q
period 1995-03-31
CORNERSTONE NATURAL GAS INC
filed 1995-05-15
CIK 725625

=============================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-Q

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

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





     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILINGS REQUIREMENTS FOR THE PAST 90 DAYS. YES _X_ NO _

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A
PLAN CONFIRMED BY A COURT. YES _X_   NO _

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                        SHARES OUTSTANDING AT
  CLASS OF COMMON STOCK                     MAY 11, 1995
  ---------------------                     ------------
      $.10 PAR VALUE                         12,515,959

=============================================================================

                      CORNERSTONE NATURAL GAS, INC.

                   INDEX TO QUARTERLY REPORT FORM 10-Q


                                                                      PAGE(S)
                                                                      -------
PART I.  Financial Information

     ITEM 1.  Financial Statements

              Consolidated Statements of Operations for the three
               months ended March 31, 1995, and 1994 ................     3

               Consolidated Balance Sheets as of March 31, 1995, and
               December 31, 1994 ....................................     4

               Consolidated Statements of Cash Flows for the three
               months ended March 31, 1995, and 1994 ................     5

               Notes to Consolidated Financial Statements ...........     6

     ITEM 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations ..................    7-8

PART II.  Other Information

     ITEM 1.   Legal Proceedings ....................................     9

     ITEM 6.   Exhibits and Reports on Form 8-K .....................     9

                      PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

              CORNERSTONE NATURAL GAS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                                   THREE MONTH PERIOD
                                                                     ENDED MARCH 31,
                                                                -------------------------
                                                                   1995          1994
                                                                -----------   -----------
Revenues ..................................................     $25,645,000   $32,066,000

Expenses:
  Cost of sales ...........................................      22,150,000    27,548,000
  Operating expenses ......................................       1,277,000     2,177,000
  Depreciation and amortization ...........................         777,000       658,000
  General and administrative ..............................       1,288,000     1,268,000
                                                                -----------   -----------
                                                                 25,492,000    31,651,000
                                                                -----------   -----------
Operating earnings ........................................         153,000       415,000
                                                                -----------   -----------

Other income (expense):
  Interest income .........................................          27,000         5,000
  Interest expense ........................................        (443,000)     (320,000)
  Equity in net losses of unconsolidated subsidiaries .....          (1,000)      (16,000)
  Other ...................................................          19,000         4,000
                                                                -----------   -----------
                                                                   (398,000)     (327,000)
                                                                -----------   -----------
Earnings (loss) before income taxes .......................        (245,000)       88,000

Provision for current income taxes ........................               -         4,000
                                                                -----------   -----------
Net earnings (loss) .......................................     $  (245,000)  $    84,000
                                                                ===========   ===========
Earnings (loss) per common and common equivalent share ....     $      (.02)  $       .01
                                                                ===========   ===========
Weighted average common and common
  equivalent shares outstanding ...........................      12,516,000    14,057,000
                                                                ===========   ===========

           The accompanying notes are an integral part of these consolidated financial statements.

                 CORNERSTONE NATURAL GAS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                      MARCH 31,     DECEMBER 31,
                                                         1995          1994
                                                      -----------   -----------
                                                     (UNAUDITED)
                    ASSETS
Current assets:
  Cash and cash equivalents .....................    $    282,000  $    655,000
  Accounts receivable ...........................      11,023,000    12,424,000
  Inventory .....................................         171,000        93,000
  Other current assets ..........................         315,000       286,000
                                                     ------------  ------------
    Total current assets ........................      11,791,000    13,458,000

Assets held for disposition .....................       1,000,000     1,000,000

Property, plant and equipment, at cost ..........      59,682,000    54,632,000
  Less: accumulated depreciation ................     (34,227,000)  (33,543,000)
                                                     ------------  ------------
  Net property, plant and equipment .............      25,455,000    21,089,000

Goodwill, net ...................................       3,647,000     3,676,000
Other assets  ...................................       1,101,000     1,080,000
                                                     ------------  ------------
                                                     $ 42,994,000  $ 40,303,000
                                                     ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt ........    $    959,000  $  4,857,000
  Accounts payable ..............................      13,992,000    14,993,000
  Accrued interest payable ......................          53,000        52,000
  Income tax payable ............................         162,000       162,000
                                                     ------------  ------------
    Total current liabilities ...................      15,166,000    20,064,000
Long-term debt ..................................      14,967,000     6,898,000
Other liabilities ...............................       1,237,000     1,472,000

Stockholders' equity:
  Common stock, $.10 par value; 25,000,000 shares
    authorized; 12,515,959 shares issued and
    outstanding .................................       1,252,000     1,252,000
  Additional paid-in capital ....................      51,298,000    51,298,000
  Accumulated deficit ...........................     (40,926,000)  (40,681,000)
                                                     ------------  ------------
    Total stockholders' equity ..................      11,624,000    11,869,000
                                                     ------------  ------------
                                                     $ 42,994,000  $ 40,303,000
                                                     ============  ============

          The accompanying notes are an integral part of these consolidated financial statements.

                 CORNERSTONE NATURAL GAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         THREE MONTH PERIOD
                                                                           ENDED MARCH 31,
                                                                     -------------------------
                                                                         1995          1994
                                                                     -----------    ----------
Cash flows from operating activities:
  Earnings (loss) before extraordinary item ....................     $  (245,000)   $    84,000
  Non-cash items included in earnings (loss):
    Depreciation and amortization ..............................         777,000        658,000
    Equity in net losses of unconsolidated
      subsidiaries .............................................           1,000         16,000
    Other ......................................................         (22,000)         7,000
                                                                     -----------    -----------
Working capital provided by operations before
  reorganization items .........................................         511,000        765,000
Changes in operating assets or liabilities which provided
  (used) cash during the period:
  Decrease in accounts receivable ..............................       1,402,000      5,290,000
  Increase in inventory ........................................         (78,000)      (206,000)
  (Increase) decrease in other current assets ..................         (29,000)       473,000
  Increase in other assets .....................................               -        (17,000)
  Decrease in accounts payable .................................        (978,000)    (5,669,000)
  Increase (decrease) in accrued interest payable ..............           1,000         (2,000)
  Decrease in other current liabilities ........................               -       (202,000)
  Increase in other liabilities ................................        (172,000)        (2,000)
                                                                     -----------    -----------
Cash provided by operations before reorganization items ........         657,000        430,000
Cash used by reorganization items - professional fees ..........         (87,000)      (305,000)
                                                                     -----------    -----------
Cash provided by operating activities ..........................         570,000        125,000

Cash flows from investing activities:
  Additions to property, plant and equipment ...................      (5,115,000)    (1,450,000)
  (Increase) decrease in investment in
    unconsolidated subsidiaries ................................               -        (62,000)
                                                                     -----------    -----------
Cash used by investing activities ..............................      (5,115,000)    (1,512,000)

Cash flows from financing activities:
  Borrowings of revolving debt .................................         700,000        700,000
  Additional borrowings ........................................       4,000,000              -
  Reduction of long-term debt ..................................        (528,000)      (514,000)
                                                                     -----------    -----------
Cash provided by financing activities ..........................       4,172,000        186,000
                                                                     -----------    -----------
Decrease in cash and cash equivalents ..........................        (373,000)    (1,201,000)

Cash and cash equivalents:
  Beginning of period ..........................................         655,000      2,416,000
                                                                     -----------    ----------
  End of period ................................................     $   282,000    $ 1,215,000
                                                                     ===========    ===========
Supplemental disclosures of cash flow information
Cash paid during the period for:
  Interest .....................................................     $   484,000    $   244,000
  Income taxes .................................................     $         -    $         -

       The accompanying notes are an integral part of these consolidated financial statements.

               CORNERSTONE NATURAL GAS, INC. AND SUBSIDIARIES


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)


NOTE 1 - BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements", and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of March 31, 1995, the results of its operations for the three months ended March 31, 1995, and the Company's cash flows for the three months ended March 31, 1995. Results of operations for the periods presented herein are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

NOTE 2 - LONG-TERM DEBT

On May 12, 1995, the Company received a commitment letter for a new Senior Loan facility. Under the new facility, the Company will have a $20 million commitment for bank borrowings. The Company will replace the term portion of its existing Senior Loan with a portion of the commitment. The remaining balance is available for new projects or acquisitions subject to certain lender approval. This facility will have no amortization through December 31, 1996. Payment will then begin based on a five year straight-line amortization with a balloon payment due 49 months after closing. The Company's intention is to renew this facility every 12 months as supported by its borrowing base, as defined. The Company can pay down and borrow under this facility without penalty, as necessary.

The new Senior Loan facility also increases the amount available under the Company's revolving credit facility. The revolving facility now allows for working capital loans and standby letters of credit up to an aggregate of $10 million subject to a borrowing base, as defined. The revolving facility has an initial two year term.

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS

                       LIQUIDITY AND CAPITAL RESOURCES

On May 12, 1995, the Company received a commitment letter for a new Senior Loan facility. Under the new facility, the Company will have a $20 million commitment for bank borrowings. The Company will replace the term portion of its existing Senior Loan with a portion of the commitment. The remaining balance is available for new projects or acquisitions subject to certain lender approval. This facility will have no amortization through December 31, 1996. Payment will then begin based on a five year straight-line amortization with a balloon payment due 49 months after closing. The Company's intention is to renew this facility every 12 months as supported by its borrowing base, as defined. The Company can pay down and borrow under this facility without penalty, as necessary.

The new Senior Loan facility also increases the amount available under the Company's revolving credit facility. The revolving facility now allows for working capital loans and standby letters of credit up to an aggregate of $10 million subject to a borrowing base, as defined. The revolving facility has an initial two year term.

Working capital provided by operations in the first quarter of 1995 was $511,000 compared to $765,000 for the same period in the prior year. The decrease was the result of reduced earnings, primarily caused by the closing of the refinery. This was partially offset by the increase at the Company's North Louisiana cryogenic natural gas processing facilities. The Company had a working capital deficit of $3.4 million at March 31, 1995. The Company intends to issue equity securities, additional long-term debt or sell an interest in certain assets in order to reduce the working capital deficit. The Company expects that cash provided from operations combined with amounts available under its revolving credit facility will be more than sufficient to meet its cash requirements in 1995.

The Company made capital expenditures of approximately $5.1 million in the first quarter of 1995. These expenditures were primarily on two projects. The first was the Company's acquisition of the Willow Springs and North Lansing natural gas gathering systems (collectively referred to as "Willow Springs") from Bayou South Gas Gathering Company, L.C. The second project was the expansion of the Company's Calhoun plant and gathering system. This has allowed the Company to increase the volume of natural gas which can be gathered and processed at its Calhoun facility.

Cash provided by financing activities was approximately $4.2 million in the first quarter of 1995. The Company borrowed an additional $4.0 million as part of the Willow Springs acquisition. The Company also borrowed $700,000 under its revolving credit facility and repaid $528,000 on its long-term debt obligations.

At March 31, 1995, the Company had borrowed $3.8 million under the revolving credit portion of the Senior Loan and the financial institution had issued, for the Company's benefit, $3.4 million in standby letters of credit for natural gas purchases.

                            RESULTS OF OPERATIONS
                 THREE MONTHS ENDED MARCH 31, 1995 COMPARED
                    TO THREE MONTHS ENDED MARCH 31, 1994

GENERAL. The Company's earnings before interest, income taxes and depreciation ("EBITD") were $930,000 in the first quarter of 1995 compared to $1.1 million in the first quarter of 1994. The Company recorded a net loss of $245,000 ($0.02 per share) in the first quarter of 1995 compared to net earnings of $84,000 ($0.01 per share) in the first quarter of 1994. The first quarter of 1994 included results from the Company's discontinued refining operations. Without the refining operations the Company would have had a net loss of $880,000 in the first quarter of 1994.

NATURAL GAS PROCESSING OPERATIONS. The following table provides pertinent information relating to the Company's natural gas processing operations excluding refining operations.


                                THREE MONTHS ENDED
                                     MARCH 31,
                               --------------------      INCREASE
                                  1995      1994        (DECREASE)
                                  -----     -----       ----------
(IN THOUSANDS)
   Gross Margin                  $2,236     $1,304        $  932
   EBITD                         $1,180     $    6        $1,174

(MILLION CUBIC FEET PER DAY)
   Natural gas inlet volumes         82         86            (4)



The Company's natural gas processing operations excluding refining had increased EBITD of $1.2 million in the first quarter of 1995. This is primarily the result of increased natural gas liquid recoveries, lower fuel costs and decreased operating expenses from the Company's North Louisiana cryogenic natural gas processing facilities that became operational in the second quarter of 1994. This was achieved even though several producers had their natural gas shut-in due to lower prices. The Company also had a major portion of its Dubach gathering system shut-in for nine days in February 1995 while it was expanding its Calhoun natural gas processing plant and gathering lines. These factors were the main reason for the first quarter loss. However, the Calhoun expenditures have increased the natural gas volume which is being processed at the Company's North Louisiana facilities by approximately 20 million cubic feet per day ("MMCFD"). The Company expects increased earnings beginning in the second quarter of 1995 as a result of the increased natural gas volumes.

NATURAL GAS PIPELINE OPERATIONS. The following table provides pertinent information relating to the Company's natural gas pipeline operations.


                                THREE MONTHS ENDED
                                     MARCH 31,
                               --------------------     INCREASE
                                 1995      1994        (DECREASE)
                                 -----     -----       ----------
(IN THOUSANDS)
   Gross Margin                  $1,259    $1,122        $  137
   EBITD                         $  676    $  663        $   13

(MILLION CUBIC FEET PER DAY)
   Natural gas sales volumes        160        98            62



The Company's natural gas pipeline operations had increased gross margin of $137,000 and increased EBITD of $13,000. These increases were the result of the addition of the Willow Springs system which the Company acquired effective January 1, 1995. These increases were substantially offset by lower margins on the Company's off-system sales.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

           Exhibit 10.1 Third Amendment to Revolving Credit and Term Loan Agreement between Cornerstone Natural Gas, Inc., et al and Bank of Oklahoma, National Association dated March 31, 1995.

           Exhibit 27.1   Financial Data Schedule.

       (b) Reports on Form 8-K

           None.

                           EXHIBIT INDEX

     EXHIBIT                                                            SEQ NO
     NUMBER                                                              PAGE
     -------                                                            ------
     Exhibit 10.1 Third Amendment to Revolving Credit and Term Loan Agreement between Cornerstone Natural Gas, Inc., et al and Bank of Oklahoma, National Association dated March 31, 1995.

     Exhibit 27.1   Financial Data Schedule.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                       CORNERSTONE NATURAL GAS, INC.
                                       (Registrant)



Date: May 15, 1995                     By:        /s/Robert L. Cavnar
                                          ------------------------------------
                                                     Robert L. Cavnar
                                            Senior Vice President and Chief
                                                     Financial Officer
                                              (Principal Financial Officer)




Date: May  15, 1995                    By:       /s/Richard  W. Piacenti
                                          ------------------------------------
                                                    Richard W. Piacenti
                                               Vice President and Controller
                                               (Principal Accounting Officer)