Form 10-Q
period 1995-06-30
CORNERSTONE NATURAL GAS INC
filed 1995-08-04
CIK 725625

==============================================================================

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q

  /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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

                                          SHARES OUTSTANDING AT
     CLASS OF COMMON STOCK                    AUGUST 1, 1995
     ---------------------                ----------------------
        $.10 PAR VALUE                          12,515,959

==============================================================================

                 CORNERSTONE NATURAL GAS, INC.

              INDEX TO QUARTERLY REPORT FORM 10-Q

PART I.  Financial Information

                                                                                                     PAGE(S)
                                                                                                     -------
         ITEM 1.  Financial Statements

                  Consolidated Statements of Operations for the three months and six months ended
                  June 30, 1995, and 1994..............................................................    3

                  Consolidated Balance Sheets as of June 30, 1995, and December 31, 1994...............    4

                  Consolidated Statements of Cash Flows for the six months ended
                  June 30, 1995, and 1994...............................................................   5

                  Notes to Consolidated Financial Statements............................................   6

         ITEM 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................................................  7-9


PART II. Other Information

         ITEM 1.  Legal Proceedings......................................................................  10

         ITEM 6.  Exhibits and Reports on Form 8-K.......................................................  10


                          PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                  CORNERSTONE NATURAL GAS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                            THREE MONTH PERIOD          SIX MONTH PERIOD
                                               ENDED JUNE 30,             ENDED JUNE 30,
                                          ------------------------   -------------------------
                                              1995         1994         1995          1994
                                          -----------  -----------   -----------  ------------

Revenues................................  $33,425,000  $27,233,000   $59,070,000  $59,299,000

Expenses:
  Cost of sales..........................  28,983,000   23,574,000    51,133,000   51,122,000
  Operating expenses.....................   1,459,000    1,606,000     2,736,000    3,783,000
  Depreciation and amortization..........     818,000      685,000     1,595,000    1,343,000
  General and administrative.............   1,341,000    1,408,000     2,629,000    2,676,000
                                          -----------  -----------   -----------  ------------
                                           32,601,000   27,273,000    58,093,000   58,924,000
                                          -----------  -----------   -----------  ------------

Operating earnings (loss)................     824,000      (40,000)      977,000      375,000
                                          -----------  -----------   -----------  ------------

Other income (expense):
  Interest income........................      27,000       14,000        54,000       19,000
  Interest expense.......................    (531,000)    (351,000)     (974,000)    (671,000)
  Equity in net losses of
   unconsolidated subsidiaries...........      (2,000)      (6,000)       (3,000)     (22,000)
  Other..................................       1,000       (4,000)       20,000            -
  Gain on sale of assets, net............           -       87,000             -       87,000
                                          -----------  -----------   -----------  ------------
                                             (505,000)    (260,000)     (903,000)    (587,000)
                                          -----------  -----------   -----------  ------------
Earnings (loss) before income taxes......     319,000     (300,000)       74,000     (212,000)

Provision for current income taxes.......           -            -            -        4,000
                                          -----------  -----------   -----------  ------------

Net earnings (loss)...................... $   319,000  $  (300,000)  $    74,000  $  (216,000)
                                          ===========  ============  ===========  =============

Earnings (loss) per common and
  common equivalent share................ $       .02  $      (.03)  $       .01  $      (.02)
                                          ===========  ============  ===========  =============

Weighted average common and
  common equivalent shares outstanding...  14,649,000   12,516,000    14,585,000   12,516,000
                                          ===========  ============  ===========  =============




          The accompanying notes are an integral part of these consolidated financial statements.

                CORNERSTONE NATURAL GAS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                     JUNE 30,        DECEMBER 31,
                                                       1995             1994
                                                   -------------     ------------
                                                     (UNAUDITED)
               ASSETS

Current assets:
 Cash and cash equivalents.....................    $  1,190,000      $   655,000
 Accounts receivable...........................      12,715,000       12,424,000
 Inventory.....................................          35,000           93,000
 Other current assets..........................         542,000          286,000
                                                   -------------     ------------
  Total current assets.........................      14,482,000       13,458,000

Assets held for disposition....................       1,000,000        1,000,000

Property, plant and equipment, at cost.........      63,897,000       54,632,000
 Less: accumulated depreciation................     (35,016,000)     (33,543,000)
                                                   -------------     ------------
 Net property, plant and equipment.............      28,881,000       21,089,000

Goodwill, net..................................       3,618,000        3,676,000
Other assets...................................       1,095,000        1,080,000
                                                   -------------     ------------
                                                   $ 49,076,000      $ 40,303,000
                                                   =============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current installments of long-term debt........    $    819,000      $  4,857,000
 Accounts payable..............................      17,776,000        14,993,000
 Accrued interest payable......................          55,000            52,000
 Income tax payable............................         158,000           162,000
                                                   -------------     ------------
  Total current liabilities....................      18,808,000        20,064,000
Long-term debt.................................      17,383,000         6,898,000
Other liabilities..............................         943,000         1,472,000

Stockholders' equity:
 Common stock, $.10 par value; 25,000,000 shares
  authorized; 12,515,959 shares issued and
  outstanding..................................       1,252,000         1,252,000
 Additional paid-in capital....................      51,298,000        51,298,000
 Accumulated deficit...........................     (40,608,000)      (40,681,000)
                                                   -------------     ------------
  Total stockholders' equity...................      11,942,000        11,869,000
                                                   -------------     ------------
                                                   $ 49,076,000      $ 40,303,000
                                                   =============     =============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

            CORNERSTONE NATURAL GAS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                                       SIX MONTH PERIOD
                                                                         ENDED JUNE 30,
                                                                  ---------------------------
                                                                      1995           1994
                                                                  ------------   ------------
Cash flows from operating activities:
  Net earnings (loss)...........................................   $   74,000    $  (216,000)
  Non-cash items included in earnings (loss):
    Depreciation and amortization...............................    1,595,000      1,343,000
    Equity in net losses of unconsolidated
     subsidiaries...............................................        3,000         22,000
    Gain on sale of assets, net.................................            -        (87,000)
    Other.......................................................      (19,000)        16,000
                                                                   ------------    -----------
Working capital provided by operations before
  reorganization items..........................................    1,653,000      1,078,000
Changes in operating assets or liabilities which provided
  (used) cash during the period:
  (Increase) decrease in accounts receivable....................     (290,000)     7,346,000
  Decrease in inventory.........................................       57,000      1,412,000
  (Increase) decrease in other current assets...................     (256,000)       192,000
  Increase (decrease) in accounts payable.......................    2,806,000     (9,597,000)
  Increase in accrued interest payable..........................        4,000          2,000
  Decrease in other current liabilities.........................       (4,000)      (242,000)
  Increase (decrease) in other liabilities......................     (404,000)       340,000
                                                                   ------------    -----------
Cash provided by operations before reorganization items.........    3,566,000        531,000
Cash used by reorganization items - professional fees..........      (150,000)      (780,000)
                                                                   ------------    -----------
Cash provided (used) by operating activities....................    3,416,000       (249,000)

Cash flows from investing activities:
  Proceeds from sale of assets.................................             -      1,060,000
  Additions to property, plant and equipment...................    (9,329,000)    (2,700,000)
  Increase in investment in
   unconsolidated subsidiaries.................................             -        (55,000)
                                                                   ------------    -----------
Cash used by investing activities..............................    (9,329,000)    (1,695,000)

Cash flows from financing activities:
  Borrowings of revolving debt.................................             -      1,775,000
  Additional borrowings........................................     7,200,000             -
  Reduction of long-term debt..................................      (752,000)    (1,031,000)
                                                                   ------------    -----------
Cash provided by financing activities..........................     6,448,000        744,000
                                                                   ------------    -----------

Increase (decrease) in cash and cash equivalents................      535,000     (1,200,000)

Cash and cash equivalents:
  Beginning of period..........................................       655,000      2,476,000
                                                                   ------------    -----------
  End of period................................................    $1,190,000     $1,276,000
                                                                   =============  ============
Supplemental disclosures of cash flow information
Cash paid during the period for:
  Interest.....................................................    $  993,000     $  617,000
  Income taxes.................................................    $    4,000     $        -


                 The accompanying notes are an integral part of these
                         consolidated financial statements.

          CORNERSTONE NATURAL GAS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)


NOTE 1 - BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements", and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of June 30, 1995, the results of its operations for the six months ended June 30, 1995, and the Company's cash flows for the six months ended June 30, 1995. Results of operations for the periods presented herein are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

NOTE 2 - LONG-TERM DEBT

On May 24, 1995, the Company entered into a new loan agreement with a bank group led by Bank of Oklahoma, National Association. The loan agreement provides for up to $20 million in convertible loans and a revolving $10 million working capital facility. On July 20, 1995, the amount available in convertible loans was increased to $14.5 million. The convertible loans do not require principal amortization and the Company can borrow and repay principal without penalty through December 31, 1996. Any outstanding principal at that time will be repaid based on a five-year straight-line amortization with a balloon payment due June 30, 1999. The Company's intention is to renew this facility every 12 months as supported by its borrowing base as defined in the agreement. At June 30, 1995, the Company had borrowed $11.3 million in convertible loans. The revolving facility has an initial two-year term. At June 30, 1995, the Company had borrowed $3.1 million under the revolving credit facility and the financial institution had issued, for the Company's benefit, $2.4 million in standby letters of credit for natural gas purchases.

  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

                LIQUIDITY AND CAPITAL RESOURCES

On May 24, 1995, the Company entered into a new loan agreement with a bank group led by Bank of Oklahoma, National Association. The loan agreement provides for up to $20 million in convertible loans and a revolving $10 million working capital facility. On July 20, 1995, the amount available in convertible loans was increased to $14.5 million. The convertible loans do not require principal amortization and the Company can borrow and repay principal without penalty through December 31, 1996. Any outstanding principal at that time will be repaid based on a five-year straight-line amortization with a balloon payment due June 30, 1999. The Company's intention is to renew this facility every 12 months as supported by its borrowing base as defined in the agreement. At June 30, 1995, the Company had borrowed $11.3 million in convertible loans. The revolving facility has an initial two-year term. At June 30, 1995, the Company had borrowed $3.1 million under the revolving credit facility and the financial institution had issued, for the Company's benefit, $2.4 million in standby letters of credit for natural gas purchases.

Working capital provided by operations was $1.7 million for the first six months of 1995 compared to $1.1 million in the same period in the prior year. The increase is primarily the result of increased earnings from the Company's natural gas processing operations. The Company had a working capital deficit of $4.3 million at June 30, 1995. The Company intends to issue equity securities, increase its long-term debt, or sell an interest in certain assets in order to reduce the working capital deficit. The Company expects that cash provided from operations combined with amounts available under its revolving credit facility will be more than sufficient to meet its cash requirements for the next year.

The Company made capital expenditures of $9.3 million in the first half of 1995. These expenditures were primarily for the acquisition of the Willow Springs System, the purchase of the stock of Energy Transfer Corporation and the Energy Transfer I and II limited partnerships, and the expansion of the Company's Calhoun plant and gathering system. The Company is currently reactivating its Iola plant which has been idle since 1988. The Company has entered into an agreement to gather and process natural gas in Grimes County, Texas with initial natural gas volume expected to be 20 million cubic feet per day ("MMCFD"). The Company will acquire its 50% partner's interest and refurbish the plant at an estimated cost of $3.1 million. This plant is expected to be operational late in the third quarter of 1995.

Cash provided by financing activities was $6.4 million in the first six months of 1995. The Company borrowed $7.2 million and utilized cash generated from operations for the aforementioned capital expenditures. The Company has also made principal repayments of $752,000.

                       RESULTS OF OPERATIONS
    THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO
          THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1994

GENERAL. The Company recorded net earnings of $319,000 ($.02 per share) and $74,000 ($.01 per share) for the three months and six months ended June 30, 1995, respectively, compared to a net loss of $300,000 ($.03 per share) and $216,000 ($.02 per share) for the same periods in the prior year. The 1994 results include earnings from the Company's discontinued refining operations. Without the refining operations, the net loss would have been $320,000 and $1.3 million for the three months and six months ended June 30, 1994, respectively.

The Company's earnings before interest, income taxes and depreciation ("EBITD") (excluding refining) increased to $1.5 million from $525,000 in the second quarter and increased to $2.5 million from $539,000 (without refining) year-to-date. The following table reflects financial information by segment:

                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                           JUNE 30,              JUNE 30,
                                      ------------------     ----------------
(IN THOUSANDS EXCEPT VOLUMES)          1995       1994       1994       1995
                                      ------     ------     ------     ------
Natural  Gas Processing Operations
 Revenues                              7,081      5,517     12,826      8,903
 Gross margin                          2,823      1,849      5,059      3,153
 EBITD                                 1,775        610      2,955        673
 Natural gas inlet volumes (MMCFD)       100         89         88         88

Natural Gas Pipeline Operations
 Revenues                             26,344     17,160     46,244     34,178
 Gross margin                          1,469      1,322      2,728      2,444
 EBITD                                   746        835      1,421      1,514
 Natural gas sales volumes (MMCFD)       211        129        185        114

Refining
 Revenues                                  -      4,556          -     16,218
 Gross margin (1)                        150        488        150      2,580
 EBITD                                    97        120         97      1,179

Corporate
 Revenues                                  -          -          -          -
 Gross margin                              -          -          -          -
 EBITD                                  (976)      (920)    (1,901)    (1,648)

__________
(1)  reflects adjustment of accrual recorded in second quarter of 1995

NATURAL GAS PROCESSING OPERATIONS. The Company's EBITD from natural gas processing operations increased $1.2 million (191%) and $2.3 million (339%) for the three months and six months, respectively, compared to the same periods in the prior year. This was primarily the result of the installation of cryogenic natural gas processing plants at the Company's North Louisiana facilities. Although the plants were operational on March 31, 1994, the Company experienced increased operating expenses related to the plant startup in the second quarter of 1994. The Company also completed the expansion of its Calhoun plant and gathering system late in the first quarter of 1995. As a result, the Company's total processed volume in North Louisiana increased to 76 MMCFD in the second quarter of 1995 compared to 59 MMCFD in the second quarter of 1994. Management expects the volume to continue increasing in 1995 as a result of the expanded Calhoun capacity and ongoing new drilling activity near the Company's gathering systems. The cryogenic natural gas processing facilities and the expansion of the Calhoun plant have allowed the Company to increase the volumes processed and to increase the percentage of natural gas liquids recovered. At the same time the fuel costs and operating expenses have been decreased. All these factors have contributed to the increased earnings of the Company.

NATURAL GAS PIPELINE OPERATIONS. The Company's EBITD from natural gas pipeline operations decreased $89,000 (11%) and $93,000 (6%). This was primarily the result of decreased earnings on the Company's Mountain Creek system and decreased earnings from off-system sales. This was partially offset by the acquisition of two pipeline systems in 1995. In addition, the EBITD in the first quarter of 1994 included a refund from a major interstate pipeline for transportation rates charged in excess of the final approved rate.

The earnings decrease on the Mountain Creek system is the result of decreased natural gas volumes and a change in the fee structure. Under the new fee structure the Company will generate greater revenues in the second half of 1995. EBITD from off-system sales decreased primarily from lower natural gas prices and a greater volatility of the spot market.

Effective January 1, 1995, the Company acquired the Willow Springs system in Gregg and Harrison Counties in East Texas. Effective April 2, 1995, the Company acquired the stock of Energy Transfer Corporation and the Energy Transfer I and II limited partnerships which owned the Oletha system in Limestone County in East Texas. The increase in natural gas throughput is primarily the result of the acquisition of these two systems.

                  PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in certain legal actions and claims arising in the ordinary course of business. It is the opinion of Management (based on advice of legal counsel) that such litigation and claims will be resolved without material adverse effect on the Company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on May 15, 1995, for the purpose of electing ten directors and ratifying the selection of independent auditors. The record date for the determination of stockholders entitled to notice of and to vote at the meeting was March 20, 1995. Proxies for the meeting were solicited pursuant to section 14(a) of the Securities and Exchange Act of 1934. There was no solicitation in opposition to management's solicitations.

VOTING ON DIRECTORS:

All of management's nominees for directors as listed in the proxy statement were elected as indicated below:

     DIRECTOR           SHARES VOTED FOR  SHARES WITHHELD  TOTAL SHARES
     --------           ----------------  ---------------  ------------
   Richard D. Brannon      11,150,934         254,350       11,405,284
   James W. Bryant         11,150,934         254,350       11,405,284
   Ted Collins, Jr.        11,150,934         254,350       11,405,284
   Ben H. Cook             11,150,813         254,471       11,405,284
   Ray C. Davis            11,150,934         254,350       11,405,284
   David S. Hunt           11,149,413         255,871       11,405,284
   C. Robert Sledge        11,146,234         259,050       11,405,284
   Kelcy L. Warren         11,146,234         259,050       11,405,284
   Scott G. Heape          11,150,934         254,350       11,405,284
   William J. Murray       11,141,703         263,581       11,405,284

RATIFICATION OF INDEPENDENT AUDITORS

The proposal to ratify the selection by the Board of Directors of the firm of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending December 31, 1995, was approved by the following vote:

        SHARES VOTED  SHARES VOTED    SHARES      TOTAL
             FOR        AGAINST     ABSTAINING    SHARES
        ------------  ------------  ----------  ----------
         11,334,891      32,194       38,199    11,405,284

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     10.1 Loan  Agreement  dated as of  May 24,  1995,  between
          Cornerstone Natural Gas, Inc., et al as "Borrowers" and Bank of Oklahoma, National Association as "Bank."

     27.1 Financial Data Schedule.

(b)  REPORTS ON FORM 8-K

     (1) "Item 5.  Other Events"  was  reported  in  a  Current
         Report on Form 8-K filed June 20, 1995. The purchase of Energy Transfer was the subject matter of the filing.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                             CORNERSTONE NATURAL GAS, INC.
                             (Registrant)



Date: August 4, 1995         By:  /s/Robert L. Cavnar
     -----------------          -----------------------------
                                     Robert L. Cavnar
                               Senior Vice President and Chief
                                     Financial Officer
                                (Principal Financial Officer)



Date: August 4, 1995         By:  /s/Richard W. Piacenti
     -----------------          -----------------------------
                                   Richard W. Piacenti
                              Vice President and Controller
                              (Principal Accounting Officer)

                        INDEX TO EXHIBITS



EXHIBIT NO.                        DOCUMENT
- -----------                        --------
   10.1 Third Amendment to Revolving Credit and Term Loan Agreement between Cornerstone Natural Gas, Inc., et al and Bank of Oklahoma, National Association dated March 31, 1995.

   27.1   Financial Data Schedule.