Form 10-Q
period 1995-09-30
CORNERSTONE NATURAL GAS INC
filed 1995-11-13
CIK 725625

=============================================================================


                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                    COMMISSION FILE NUMBER 0-11994

                     CORNERSTONE NATURAL GAS, INC.
         (Exact name of registrant as specified in its charter)

                 DELAWARE                               74-1952257
     (State or other jurisdiction of                  (IRS Employer
      incorporation or organization)               Identification No.)

        8080 N. CENTRAL EXPRESSWAY                        75206
                SUITE 1200                              (Zip Code)
              DALLAS, TEXAS
(Address of principal executive offices)

  REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (214) 691-5536

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filings requirements for the past 90 days.  Yes  X    No
                                                    -----    -----

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.  Yes  X    No
                               -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   SHARES OUTSTANDING AT
     CLASS OF COMMON STOCK                            NOVEMBER 6, 1995
     ---------------------                         ---------------------
         $.10 par value                                  12,515,959

=============================================================================

                         CORNERSTONE NATURAL GAS, INC.

                       INDEX TO QUARTERLY REPORT FORM 10-Q

                                                                      PAGE(S)
                                                                      -------
PART I.  Financial Information

         ITEM 1. Financial Statements

                 Consolidated Statements of Operations for the three
                  months and nine months ended September 30, 1995,
                  and 1994 . . . . . . . . . . . . . . . . . . . . . .   3

                 Consolidated Balance Sheets as of September 30,
                  1995, and December 31, 1994. . . . . . . . . . . . .   4

                 Consolidated Statements of Cash Flows for the nine
                  months ended September 30, 1995, and 1994. . . . . .   5

                 Notes to Consolidated Financial Statements. . . . . .   6

         ITEM 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations. . . . . . . . .  7-9

PART II. Other Information

         ITEM 1. Legal Proceedings . . . . . . . . . . . . . . . . . .  10

         ITEM 6. Exhibits and Reports on Form 8-K. . . . . . . . . . .  10

                      PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

             CORNERSTONE NATURAL GAS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                        THREE MONTH PERIOD            NINE MONTH PERIOD
                                        ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                     -------------------------   --------------------------
                                        1995          1994          1995            1994
                                     -----------   -----------   ------------   -----------
Revenues...........................  $30,456,000   $20,780,000   $ 89,526,000   $80,079,000

Expenses:
  Cost of sales....................   25,844,000    17,347,000     76,977,000    68,469,000
  Operating expenses...............    1,632,000     1,060,000      4,368,000     4,843,000
  Depreciation and amortization....      864,000       686,000      2,459,000     2,029,000
  General and administrative.......    1,364,000     1,179,000      3,993,000     3,855,000
                                     -----------   -----------   ------------   -----------
                                      29,704,000    20,272,000     87,797,000    79,196,000
                                     -----------   -----------   ------------   -----------
Operating earnings.................      752,000       508,000      1,729,000       883,000
                                     -----------   -----------   ------------   -----------

Other income (expense):
  Interest income..................       27,000        35,000         81,000        54,000
  Interest expense.................     (650,000)     (296,000)    (1,624,000)     (967,000)
  Equity in net income (losses) of
   unconsolidated subsidiaries.....      (29,000)        8,000        (32,000)      (14,000)
  Other............................       (1,000)       15,000         19,000        15,000
  Gain on sale of assets, net......            -         3,000              -        90,000
                                     -----------   -----------   ------------   -----------
                                        (653,000)     (235,000)    (1,556,000)     (822,000)
                                     -----------   -----------   ------------   -----------
Earnings before income taxes.......       99,000       273,000        173,000        61,000

Provision for current income
 taxes.............................            -         9,000              -        13,000
                                     -----------   -----------   ------------   -----------
Net earnings.......................  $    99,000   $   264,000   $    173,000   $    48,000
                                     ===========   ===========   ============   ===========

Earnings per common and common
 equivalent share..................  $       .01   $       .02   $        .01   $         -
                                     ===========   ===========   ============   ===========

Weighted average common and common
 equivalent shares outstanding.....   14,934,000    14,656,000     14,934,000    14,469,000
                                     ===========   ===========   ============   ===========

               The accompanying notes are an integral part of
                  these consolidated financial statements.

               CORNERSTONE NATURAL GAS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                           SEPTEMBER 30,       DECEMBER 31,
                                               1995                1994
                                           -------------       ------------
                                            (UNAUDITED)
                 ASSETS
Current assets:
  Cash and cash equivalents............... $  1,014,000        $    655,000
  Accounts receivable.....................   13,427,000          12,424,000
  Inventory...............................      586,000              93,000
  Other current assets....................      461,000             286,000
                                           ------------        ------------
    Total current assets..................   15,488,000          13,458,000

Assets held for disposition...............    1,000,000           1,000,000

Property, plant and equipment, at cost....   66,781,000          54,632,000
  Less: accumulated depreciation..........  (35,851,000)        (33,543,000)
                                           ------------        ------------
  Net property, plant and equipment.......   30,930,000          21,089,000

Goodwill, net.............................    3,588,000           3,676,000
Other assets..............................    1,005,000           1,080,000
                                           ------------        ------------
                                           $ 52,011,000        $ 40,303,000
                                           ============        ============
 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt.. $    755,000        $  4,857,000
  Accounts payable........................   17,145,000          14,993,000
  Accrued interest payable................       51,000              52,000
  Income tax payable......................      158,000             162,000
                                           ------------        ------------
    Total current liabilities.............   18,109,000          20,064,000
Long-term debt............................   21,396,000           6,898,000
Other liabilities.........................      464,000           1,472,000

Stockholders' equity:
  Common stock, $.10 par value; 25,000,000
   shares authorized; 12,515,959 shares
   issued and outstanding.................    1,252,000           1,252,000
  Additional paid-in capital..............   51,298,000          51,298,000
  Accumulated deficit.....................  (40,508,000)        (40,681,000)
                                           ------------        ------------
    Total stockholders' equity............   12,042,000          11,869,000
                                           ------------        ------------
                                           $ 52,011,000        $ 40,303,000
                                           ============        ============

               The accompanying notes are an integral part of
                  these consolidated financial statements.

               CORNERSTONE NATURAL GAS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                      NINE MONTH PERIOD
                                                     ENDED SEPTEMBER 30,
                                                 --------------------------
                                                     1995           1994
                                                 ------------   -----------
Cash flows from operating activities:
  Net earnings.................................  $    173,000   $    48,000
  Non-cash items included in earnings:
    Depreciation and amortization..............     2,459,000     2,029,000
    Equity in net losses of unconsolidated
     subsidiaries..............................        32,000        14,000
    Gain on sale of assets, net................             -       (90,000)
    Other......................................        33,000        22,000
                                                 ------------   -----------
Working capital provided by operations before
 reorganization items..........................     2,697,000     2,023,000
Changes in operating assets or liabilities
 which provided (used) cash during the period:
  (Increase) decrease in accounts receivable...    (1,002,000)    6,721,000
  (Increase) decrease in inventory.............      (493,000)    1,384,000
  (Increase) decrease in other current assets..      (175,000)      396,000
  Increase (decrease) in accounts payable......     2,176,000   (10,317,000)
  Increase in accrued interest payable.........             -         5,000
  Decrease in other current liabilities........        (4,000)     (237,000)
  Increase (decrease) in other liabilities.....      (670,000)      591,000
                                                 ------------   -----------
Cash provided by operations before
 reorganization items..........................     2,529,000       566,000
Cash used by reorganization items -
 professional fees.............................      (363,000)   (1,184,000)
                                                 ------------   -----------
Cash provided (used) by operating activities...     2,166,000      (618,000)

Cash flows from investing activities:
  Proceeds from sale of assets.................             -     1,063,000
  Additions to property, plant and equipment...   (12,213,000)   (3,585,000)
  (Increase) decrease  in investment in
   unconsolidated subsidiaries.................        10,000       (68,000)
                                                 ------------   -----------
Cash used by investing activities..............   (12,203,000)   (2,590,000)

Cash flows from financing activities:
  Borrowings of revolving debt.................     1,150,000     2,460,000
  Additional borrowings........................    10,074,000       817,000
  Reduction of long-term debt..................      (828,000)   (1,549,000)
                                                 ------------   -----------
Cash provided by financing activities..........    10,396,000     1,728,000
                                                 ------------   -----------

Increase (decrease) in cash and cash
 equivalents...................................       359,000    (1,480,000)

Cash and cash equivalents:
  Beginning of period..........................       655,000     2,416,000
                                                 ------------   -----------
  End of period................................  $  1,014,000   $   936,000
                                                 ============   ===========
Supplemental disclosures of cash flow
 information
Cash paid during the period for:
  Interest.....................................  $  1,541,000   $   911,000
  Income taxes.................................  $      4,000   $    43,000


               The accompanying notes are an integral part of
                  these consolidated financial statements.

              CORNERSTONE NATURAL GAS, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

NOTE 1 - BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements", and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of September 30, 1995, the results of its operations for the three months and nine months ended September 30, 1995, and the Company's cash flows for the nine months ended September 30 1995. Results of operations for the periods presented herein are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

NOTE 2 - LONG-TERM DEBT

On May 24, 1995, the Company entered into a new loan agreement with a bank group led by Bank of Oklahoma, National Association ("the Bank"). The loan agreement provides for up to $20 million in convertible loans and a revolving $10 million working capital facility. The amount the Company was authorized to borrow as convertible loans was $14.5 million at September 30, 1995. The convertible loans do not require principal amortization and the Company can borrow and repay principal without penalty through December 31, 1996. Any outstanding principal at that time will be repaid based on a five-year straight-line amortization with a balloon payment due June 30, 1999. The Company's intention is to renew this facility every 12 months as supported by its borrowing base, as defined, in the agreement. At September 30, 1995, the Company had borrowed $13.3 million in convertible loans. The revolving facility has an initial two-year term. At September 30, 1995, the Company had borrowed $4.6 million under the revolving credit facility and the Bank had issued, for the Company's benefit, $1.9 million in standby letters of credit for natural gas purchases.

On October 27, 1995, the debt of the Company's 50% owned Mountain Creek Joint Venture ("MCJV") was refinanced with the Bank. The total principal amount of the new loan is $3.5 million. The principal is payable in 59 consecutive monthly installments of $25,000 with a balloon payment due on September 30, 2000. Amounts outstanding at September 30, 1995, have been reclassified to reflect the new payment terms. The interest rate through September 30, 1999, is a fixed 9.5% and the rate for the final year is based on a published rate. The debt is secured by the MCJV pipeline facilities and is jointly and severally guaranteed by the partners of MCJV.

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

                      LIQUIDITY AND CAPITAL RESOURCES

On May 24, 1995, the Company entered into a new loan agreement with a bank group led by Bank of Oklahoma, National Association ("the Bank"). The loan agreement provides for up to $20 million in convertible loans and a revolving $10 million working capital facility. The amount the Company was authorized to borrow as convertible loans was $14.5 million at September 30, 1995. The convertible loans do not require principal amortization and the Company can borrow and repay principal without penalty through December 31, 1996. Any outstanding principal at that time will be repaid based on a five-year straight-line amortization with a balloon payment due June 30, 1999. The Company's intention is to renew this facility every 12 months as supported by its borrowing base, as defined, in the agreement. At September 30, 1995, the Company had borrowed $13.3 million in convertible loans. The revolving facility has an initial two-year term. At September 30, 1995, the Company had borrowed $4.6 million under the revolving credit facility and the Bank had issued, for the Company's benefit, $1.9 million in standby letters of credit for natural gas purchases.

Working capital provided by operations was $2.7 million for the first nine months of 1995 compared to $2 million in the same period in the prior year. The increase is primarily the result of increased earnings from the Company's natural gas processing operations. The Company reduced its working capital deficit to $2.6 million at September 30, 1995, compared to $6.6 million at December 31, 1994. The Company's new loan agreement combined with cash generated from operations were the primary reasons for the reduction of this deficit. The Company expects that cash provided from operations combined with amounts available under its revolving credit facility will be sufficient to meet its cash requirements for the next year.

The Company made capital expenditures of $12.2 million in the first nine months of 1995. These expenditures were primarily for the acquisition of two East Texas natural gas gathering systems, the expansion of the Company's Calhoun facilities and the reactivation of the Iola plant which had been idle since 1988. The Company acquired its partner's 50% interest in the Iola plant. The refurbished plant became operational on August 24, 1995.

Cash provided by financing activities was $10.4 million in the first nine months of 1995. The Company borrowed $10.1 million and utilized cash generated from operations for the aforementioned capital expenditures. The Company has made principal repayments of $828,000 in 1995.

                          RESULTS OF OPERATIONS
    THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1994

GENERAL. The Company recorded net earnings of $99,000 ($.01 per share) and $173,000 ($.01 per share) for the three months and nine months ended September 30, 1995, respectively, compared to net earnings of $264,000 ($.02 per share) and $48,000 for the same periods in the prior year. The 1994 results include earnings from the Company's refining operations which were discontinued effective July 1, 1994. Without the refining operations, the Company would have experienced a net loss of $960,000 for the nine months ended September 30, 1994. Although the Company's operating earnings increased $244,000 (48%) in the third quarter, this was offset by increased interest expense of $354,000. Interest expense increased as a result of the borrowings related to the acquisition of two East Texas natural gas gathering systems and the purchase of its partner's 50% interest and subsequent refurbishing of the Iola plant. These projects, when fully developed, are expected to increase the Company's operating earnings.

The Company's earnings before interest, income taxes and depreciation ("EBITD") increased to $1.6 million from $1.2 million in the third quarter and increased to $4.2 million from $1.8 million (without refining) year-to-date. The following table reflects information by segment:


                                    THREE MONTHS ENDED  NINE MONTHS ENDED
                                       SEPTEMBER 30,      SEPTEMBER 30,
                                    ------------------  -----------------
                                       1995    1994       1995    1994
                                      ------  ------     ------  ------
(AVERAGE DAILY VOLUMES IN THOUSANDS)
  Natural gas inlet volumes (MCF)        114      95         99      90
  Natural gas liquids production (Gal)   170     120        147     106
  Natural gas sales volumes (MCF)        220     118        196     115

(IN THOUSANDS OF DOLLARS)
Natural Gas Processing Operations
  Revenues                             6,724   5,853     19,550  14,756
  Gross margin                         2,942   2,063      8,001   5,216
  EBITD                                1,715   1,176      4,670   1,748

Natural Gas Pipeline Operations
  Revenues                            23,732  14,927     69,976  49,105
  Gross margin                         1,670   1,374      4,398   3,819
  EBITD                                  834     908      2,256   2,391

Refining
  Revenues                                 -       -          -  16,218
  Gross margin (1)                         -      (4)       150   2,575
  EBITD                                  (41)    (49)        56   1,129

Corporate
  Revenues                                 -       -          -       -
  Gross margin                             -       -          -       -
  EBITD                                 (892)   (841)    (2,794) (2,356)


(1) reflects adjustment of accrual recorded in second quarter of 1995

NATURAL GAS PROCESSING OPERATIONS.   The Company's EBITD from natural gas
processing operations increased $539,000 (46%) and $2.9 million (167%)  for
the three months and nine months, respectively.   Production of natural gas
liquids increased 50 thousand gallons per day (42%) in the third quarter. This is the result of increased natural gas inlet volumes of 18 million cubic feet per day ("MMCFD").

The Company completed the expansion of its Calhoun facilities late in the first quarter of 1995. Combined with ongoing drilling activity near the Company's gathering systems, the Company has experienced increased natural gas volumes. The North Louisiana facilities are approaching capacity and the Company is currently evaluating alternatives for additional natural gas processing capabilities.

NATURAL GAS PIPELINE OPERATIONS.   The Company's EBITD from natural gas
pipeline operations decreased $74,000 (8%) and $135,000 (6%) for the three months and nine months, respectively. This was primarily the result of decreased earnings from off-system sales. EBITD from off-system sales decreased primarily from lower natural gas prices and greater volatility of the spot market. In addition, EBITD in 1994 included a refund from a major interstate pipeline for transportation rates charged in excess of the final approved rate. This was partially offset by earnings from the two East Texas natural gas gathering systems acquired in 1995.

The Company's natural gas sales volumes increased 102 MMCFD (86%) in the third quarter. This was primarily the result of the new East Texas natural gas gathering systems. Management expects the natural gas volumes on these systems to increase as a result of ongoing drilling near the systems.

                         PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in certain legal actions and claims arising in the ordinary course of business. It is the opinion of Management that such litigation and claims will be resolved without material adverse effect on the Company's financial position.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         10.1 Term Loan Agreement between Mountain Creek Joint Venture and Bank of Oklahoma, National Association, dated September 30, 1995.

         27.1    Financial Data Schedule.

(b)      REPORTS ON FORM 8-K

         None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                      CORNERSTONE NATURAL GAS, INC.
                                      (Registrant)

Date: November 9, 1995                By:         /s/ Robert L. Cavnar
                                         --------------------------------------
                                                   Robert L. Cavnar
                                      Senior Vice President and Chief Financial
                                        Officer (Principal Financial Officer)


Date: November 9, 1995                By:        /s/ Richard W. Piacenti
                                         ------------------------------------
                                                   Richard W. Piacenti
                                              Vice President and Controller
                                              (Principal Accounting Officer)

                             INDEX TO EXHIBITS

  EXHIBIT NO.                                   DOCUMENT
  -----------                                   --------
     10.1 Term Loan Agreement between Mountain Creek Joint Venture and Bank of Oklahoma, National Association, dated September 30, 1995.

     27.1      Financial Data Schedule.