Form 10-K
period 1995-12-31
CORNERSTONE NATURAL GAS INC
filed 1996-02-27
CIK 725625

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

                                      None

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILINGS
REQUIREMENTS FOR THE PAST 90 DAYS.  YES  /X/     NO
                                       ------       -----

     INDICATE BY CHECK MARK WHETHER DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN THE PROXY STATEMENT INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.
YES       NO  /X/
   -----    -----

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN
CONFIRMED BY A COURT.  YES  /X/     NO
                          -----       -----

     AS OF FEBRUARY 20, 1996, THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING WAS 12,515,959. THE AGGREGATE MARKET VALUE OF THE 7,006,629 SHARES OF COMMON STOCK HELD BY NONAFFILIATES OF CORNERSTONE NATURAL GAS, INC. AS OF SUCH DATE WAS APPROXIMATELY $19,268,230.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 1996, are incorporated herein by reference into Part III of this Form 10-K.


------------------------------------------------------------------------------
------------------------------------------------------------------------------

                         TABLE OF CONTENTS TO FORM 10-K

PART I                                                                                          PAGE
                                                                                                ----
 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2-5
 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6-7
 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8
 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . .       8

PART II

 5.  Market for Registrant's Common Equity and Related Stockholder Matters . . . . . . . . . .       9
 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10
 7.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11-14
 8.  Financial Statements and Supplementary Data. . . . . . . . . . . .. . . . . . . . . . . .   14-29
 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . .      29

PART III

10.  Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . .     29
11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     29
12.  Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . .     29
13.  Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . .     29

PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K. . . . . . . . . . . . . .  30-33

                                    PART I

ITEM 1.  BUSINESS.

GENERAL

Cornerstone Natural Gas, Inc., a Delaware corporation ("Cornerstone"), is engaged through various subsidiaries in the business of natural gas gathering, marketing, and processing. Cornerstone, its subsidiaries and affiliated companies are herein collectively referred to as the "Company", unless the context otherwise indicates. The Company's operations are located primarily in Texas and Louisiana and include a natural gas marketing office in Pennsylvania.

The Company divides its operations into two lines of business. Natural gas gathering and marketing includes purchasing, gathering, transporting and marketing natural gas. Natural gas processing includes recovering and marketing natural gas liquids from natural gas and treating natural gas by removing noncommercial components. Natural gas processing also included refining condensate and crude oil into various petroleum products until May 1, 1994, when the Company discontinued its refining operations.

As used herein, "MMCF" means million cubic feet, "MMBTU" means million British Thermal Units, "NGLs" means natural gas liquids, and "D" means per day.

Cornerstone was incorporated under the laws of Texas in 1977 as Endevco, Inc. and was reincorporated under the laws of Delaware in May 1988. The Company's principal administrative offices are located at 8080 North Central Expressway, Suite 1200, Dallas, Texas 75206 and its telephone number is (214) 691-5536.

HISTORY

Historically, the Company was formed to develop projects in the energy business concentrating on natural gas processing. In 1982, the Company expanded into natural gas gathering and marketing and in 1983, instituted a pipeline acquisition and construction program. In December 1985, the Company acquired a 301-mile natural gas gathering system in Southern Mississippi. The Company was profitable until 1988 when it acquired a small 10,000 barrel per day refinery in conjunction with two natural gas processing plants and 300 miles of natural gas gathering lines. The Company began to concentrate on the refinery and expanded this business in 1991 when another refinery was purchased along with 190 miles of natural gas gathering lines. This second refinery had a capacity of 8,000 barrels per day and could produce solvents as well as gasoline, jet fuel, and diesel fuel. During this time, the Company was also expanding its natural gas gathering and marketing businesses. The Company had borrowed heavily and issued preferred stock to fund its expansion. However, the Company's Mississippi system became supply starved as natural gas prices were depressed in the late 80's and early 90's. In addition, refining margins began to decline and the Company was no longer profitable. In late 1991, the Company began negotiating with its lenders and preferred stockholders and, as a result, Endevco, Inc. and several of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy code on June 4, 1993. For details about the plan of reorganization see Note 2 of "Notes to Consolidated Financial Statements".

As part of the reorganization, a new management team led by Ray Davis initiated a plan to cease operating the refineries and return to the Company's core
business of natural gas gathering, marketing, and processing.   In July 1993,
the Company discontinued operations at its 10,000 barrel per day refinery. On September 29, 1993, the Company's plan of reorganization was confirmed and the Company emerged from bankruptcy on November 2, 1993, when the plan was consummated. The Company's first major component of the plan was to relocate two natural gas processing plants from Brazoria County, Texas to Lincoln Parish, Louisiana. The cryogenic natural gas plants replaced the inefficient lean oil natural gas processing plants originally acquired in conjunction with the 10,000 barrel per day refinery in 1988. The new plants have greater recoveries of NGLs, lower operating expenses, and use less fuel. The cryogenic natural gas plants became operational on March 31, 1994. The Company also installed additional natural gas compression in order to increase the volume of natural gas which could be delivered to its facilities for processing.

The Company completed its plan to discontinue its refining operations by selling its remaining operating refinery effective May 1, 1994. See Note 3 of "Notes to Consolidated Financial Statements". At this time, the Company began to actively seek acquiring new natural gas gathering systems while putting idle assets back into service.

CURRENT YEAR SUMMARY

Effective January 1, 1995, the Company completed the purchase of two natural gas gathering systems in East Texas. The systems are the Willow Springs and North Lansing systems (collectively referred to as the "Willow Springs" system) and are located in Gregg and Harrison Counties, Texas. The system consists of approximately 52 miles of pipeline and gathered approximately 24 MMCFD of natural gas in 1995.

During the first quarter of 1995, the Company expanded its Calhoun natural gas processing plant and gathering system to allow for more natural gas to be processed. The Company looped some pipeline, added compression, and made enhancements to the plant which increased the volume of natural gas that could be delivered to the plant for processing. Natural gas inlet volumes processed at Calhoun averaged 46 MMCFD in the last nine months of 1995 compared with 27 MMCFD in 1994.

The Company purchased all of the stock of Energy Transfer Corporation ("ETC") and the outstanding partnership interests of Energy Transfer I, Ltd. ("ETI") effective April 2, 1995. Effective July 1, 1995, the Company purchased the outstanding partnership interests of Energy Transfer II, Ltd. ("ETII"). Collectively the partnerships owned 100% of the Oletha system in Limestone County, Texas. This system in East Texas consists of approximately 17 miles of
pipeline and has averaged 34 MMCFD since its acquisition by the Company.   See
Note 8 of "Notes to Consolidated Financial Statements".

On August 24, 1995, the Company resumed the operations at the Iola natural gas processing plant located in Grimes County, Texas. The Company acquired the 50% interest previously owned by a third party and refurbished the plant which had been idle since 1988. The plant averaged processing 14 MMCFD since operations were resumed.

Management believes it is essential to stay focused on the Company's core businesses of natural gas gathering, marketing, and processing. The Company will continue to pursue natural gas gathering and processing facilities through acquisition or construction projects.

NATURAL GAS GATHERING AND MARKETING

GENERAL. Revenues from natural gas gathering and marketing accounted for 77%, 64%, and 53% of consolidated revenues in 1995, 1994, and 1993, respectively. For information about revenues, operating earnings, and identifiable assets, see
Note 10 of "Notes to Consolidated Financial Statements". The Company typically builds or acquires systems which gather natural gas at the wellhead or a central gathering location. The natural gas is primarily owned by independent producers, however, some is owned by major integrated oil companies. The Company either transports for a fee or purchases the natural gas at the wellhead and, if there is no local market, arranges transportation on intrastate or interstate pipelines and resells it to local distribution companies ("LDCs"), utilities, commercial or industrial end-users, or other natural gas marketing companies.

The Company also specifically targets utilities or industrial end-users whose sources of supply are limited. As a result of the limited competition, these end-users often pay a premium price for their natural gas. Typically, the Company will enter into a long-term contract (3-10 years) to construct a pipeline and supply all, or some agreed upon minimum, of the end-user's natural gas needs. The Company generally shares a portion of the price savings with the end-user. This allows the end-user to pay less for its natural gas supply and the Company to recover its capital expenditures over a relatively short period of time.

In addition to marketing natural gas gathered and transported through its systems, the Company purchases and sells natural gas acquired from others utilizing only third-party systems. In such transactions, the Company usually contracts on a short-term "best efforts" basis with producers, pipelines or other suppliers. The Company then sells to LDCs, utilities, commercial or industrial end-users or other natural gas marketing companies. The volume of natural gas throughput for these sales can vary significantly from month to month. However, these sales allow the Company to respond quickly to changing market conditions particularly in peak demand periods. They also allow the Company to develop new marketing relationships that can later be supplied by the Company's own facilities.

NATURAL GAS SUPPLIES. The Company does not own any natural gas reserves. However, the Company continually seeks new supplies of natural gas connected to its systems, both to offset natural declines and to increase throughput. The Company also purchases third-party natural gas which is not connected to its systems from a variety of suppliers including independent producers, major integrated oil companies, and other natural gas marketing companies. With the advent of "open access" on the interstate pipelines, the Company has access to an abundant source of natural gas to supply its current markets.

The Company generally purchases natural gas under contracts whose prices are determined by prevailing market conditions. Natural gas is then sold at higher prices under sales contracts with similar pricing terms. The Company earns a margin equal to the difference between the natural gas purchase price it pays the supplier and the sales price it receives from the purchaser less transportation cost, if any. The Company also offers services such as marketing, natural gas control, contract administration, and pipeline operations which are not usually available to small producers.

FINANCIAL INSTRUMENTS. The Company, on occasion, enters into swap agreements or futures contracts to hedge the risks associated with fixed commitments and certain anticipated transactions. The Company defers the change in the market value of these contracts until such time as the hedge transaction is completed. At December 31, 1995, the Company had open swap agreements for 5 MMCFD related to February 1996 and 2.5 MMCFD for April through December 1996.

NATURAL GAS PROCESSING

GENERAL. The Company's natural gas processing segment consists of NGLs extraction and natural gas treating.

NATURAL GAS LIQUIDS EXTRACTION. The Company's NGL extraction operations consist primarily of extracting NGLs such as propane, butanes, and natural gasoline from a natural gas stream. Gathering facilities collect natural gas from producers' wells and transport it to a Company owned natural gas processing plant where it is separated into NGLs and residue natural gas. In North Louisiana, the NGLs are then fractionated into component products by the Company. Once fractionated, NGLs are sold to end-users or wholesalers. Where the Company does not own fractionation facilities, the products are delivered by truck or pipeline to a central fractionation facility.

The Company historically has installed its natural gas processing plants in areas where wells produce natural gas that either contains sufficient NGLs to economically process or that requires processing to meet pipeline quality standards. The NGLs are generally more valuable if extracted than if left in the natural gas stream. The Company typically will agree to install a natural gas processing plant in exchange for a portion of the proceeds from the NGLs extracted. The Company may also receive a portion of the residue natural gas for its processing services.

Generally, NGLs extraction services have been performed separately from the Company's natural gas gathering and marketing operations. However, the Company has fully integrated its gathering and processing facilities in North Louisiana to provide a full range of services to the producers. The Company's North Louisiana facilities are located in an area of known hydrocarbon production and management believes that additional natural gas and NGLs reserves will be developed to offset normal production declines in the area.

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

MARKETS AND MAJOR CUSTOMERS

NATURAL GAS GATHERING AND MARKETING. During 1995, 1994, and 1993, the Company's sales to Georgia Pacific Company accounted for 13%, 14%, and 12% of consolidated revenues, respectively.

NATURAL GAS PROCESSING. The Company had no single customer from its natural gas processing operations responsible for over 10% of consolidated revenues in 1995, 1994, or 1993.

PRODUCT PRICES. During the three years ended December 31, 1995, the average sales prices for natural gas and NGLs were as follows:

                                                     1995      1994      1993
                                                   -------    -------   -------
Natural gas sales ($/MMBTU)......................  $  1.72    $  1.98   $  2.20
Average NGLs prices ($/Gal):
   Ethane........................................  $  0.12    $     -   $     -
   Propane.......................................  $  0.33    $  0.31   $  0.33
   Isobutane.....................................  $  0.40    $  0.36   $  0.41
   Normal butane.................................  $  0.34    $  0.31   $  0.32
   Natural gasoline..............................  $  0.41    $  0.35   $  0.45
Weighted Average NGLs prices ($/GAL).............  $  0.35    $  0.33   $  0.34

Revenues from natural gas processing are directly affected by fluctuations in NGLs and natural gas prices. Revenues from natural gas gathering and marketing sales contracts are generally interrelated with natural gas purchase contracts in regard to terms and pricing. The Company's income is generally derived from either a fixed spread or a fixed fee per unit of natural gas. Although the margin between purchase and resale prices tends to fluctuate with the increase or decrease in the sales price of natural gas, such fluctuations are generally less severe and not necessarily directly correlated with the changes in natural gas prices. All operations are adversely affected by reduced volumes.

COMPETITION

The natural gas gathering, marketing, and processing industries are highly competitive. In marketing natural gas, the Company has numerous competitors, including marketing affiliates of major interstate pipelines, the major integrated oil companies, and local and national natural gas gatherers, brokers, and marketers of widely varying sizes, financial resources and experience. Many competitors, such as major oil companies, have capital resources many times greater than those of the Company and control substantial supplies of natural gas. Local utilities and distributors of natural gas (some of which are customers of the Company) are, in some cases, engaged directly, and through affiliates, in marketing activities that compete with the Company.

The Company competes against other companies in the gathering and marketing business for supplies of natural gas, for customers to whom to sell its natural gas, and for availability of pipeline capacity. Competition for natural gas supplies is primarily based on efficiency, reliability, availability of transportation and ability to pay a satisfactory price for the producer's natural gas. Competition for customers is primarily based upon reliability of supply and price of deliverable natural gas. Some of the Company's customers have the capability of using alternative fuels. In these cases, the Company also competes against companies capable of providing alternative fuels on the basis of price.

At December 31, 1995, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $29.9 million. In addition, the Company had unused investment tax credits of approximately $1.6 million available to offset future federal income tax liabilities. Management expects these tax benefits to give the Company a competitive advantage when bidding on new projects.

REGULATION

In general, the natural gas industry is regulated by local, state, and federal authorities. The Company believes it is in substantial compliance with such laws. Because the Company's systems operate intrastate, the natural gas transportation and gathering facilities of the Company are primarily exempt from the rate burden imposed by the Federal Energy Regulatory Commission. The Company's systems are subject to certain federal and state regulatory agencies for permitting, rates, and pipeline safety. To the limited extent the Company provides transportation on behalf of an interstate pipeline, it does so under
Section 311 of the Natural Gas Policy Act and the rate is subject to the state review of the Texas Railroad Commission. The Company's natural gas sales and marketing, in general, are not regulated by a regulatory agency.

The Company's operations are subject to various local, state, and federal laws and regulations relating to environmental protection. The federal Environmental Protection Agency and similar state agencies regulate the management of hazardous waste, discharge of pollutants into the air, surface and ground water, new sources, and remediation of sites. The most significant new regulation is the Title V of the Clean Air Amendment of 1990 that is now required to be implemented. Several of the Company's operations are required to file for the federal operating permit with state by state implementation and enforcement of the permits. The Company estimates that compliance will not have a material impact on the Company. The Company in acquiring its assets from third parties often conducts environmental audits and generally requires the seller to indemnify the Company against pre-closing environmental liabilities.

EMPLOYEES

At February 20, 1996, the Company had 102 employees.

ITEM 2.  PROPERTIES.

NATURAL GAS GATHERING AND TRANSMISSION SYSTEMS

The following table sets forth pertinent information with respect to the Company's natural gas gathering and transmission systems at December 31, 1995:

                                           DAILY      AVERAGE DAILY
GATHERING                 DATE OF        CAPACITY       VOLUME OF
TRANSMISSION          ACQUISITION OR      OF GAS          GAS IN         MILES OF
PIPELINE SYSTEMS     INITIAL OPERATION   (MMCF)(1)       (MMCF)(1)      PIPELINE (1)
----------------     -----------------   ---------   ----------------   ------------
                                                     1995  1994  1993
                                                     ----------------
Dubach/Claiborne     Nov 1988/Aug 1991      210       89    69    66        505
Willow Springs       January 1995            31       24     -     -         52
Oletha (2)           April 1995              45       34     -     -         17
East Texas           April 1984             131        3     3     3         84
Elm Grove            October 1990            20        4     3     3          5
Mountain Creek (3)   November 1989          225       52    42    26         16
Port Hudson          April 1993              40       26    19    20          5
Other                Various                N/A(4)     6     6     4         20

(1) All capacity, volume, and mileage information is approximate. Amounts shown are for the total system and have not been reduced to reflect the Company's net ownership interest. All capacity information is subject to increases or decreases depending on operating pressures and point of delivery into or out of the system.

(2)  Average daily volume from date of acquisition.

(3) The Company owns a 50% interest in the joint venture that owns the Mountain Creek system.

(4)  Capacity for these systems is not meaningful.

The Company's gathering and transmission systems are located primarily in Texas and Louisiana. The Company also owns a small transmission system in Pennsylvania. Two of the Company's pipeline systems (the Dubach and Claiborne systems) are utilized in connection with the Company's natural gas processing operations.

TEXAS. The Oletha system gathers natural gas in Limestone County and delivers it to an intrastate pipeline. The Company's Willow Springs system gathers natural gas in Gregg and Harrison Counties and delivers it to both interstate and intrastate pipelines. The East Texas system consists of two separate pipelines, the Nacogdoches system and the Shelby County system. The East Texas system gathers natural gas from the wellhead and is interconnected with four major pipelines (two intrastate and two interstate) that serve the Gulf Coast and Midwest markets. The Company's Mountain Creek system delivers natural gas to a plant owned by a local electric company.

LOUISIANA. The principal purpose of the Dubach and Claiborne systems is to gather natural gas to be processed at the Company's North Louisiana facilities. The Company's Elm Grove system receives natural gas from a central gathering point and delivers it to a natural gas processing plant in Bossier Parish, Louisiana. The Company's Port Hudson system delivers natural gas to an industrial end-user in East Baton Rouge Parish, Louisiana. This natural gas is supplied to the Company through an interstate pipeline.

NATURAL GAS PROCESSING AND TREATING FACILITIES

The following table sets forth pertinent information with respect to the Company's significant operating natural gas processing and treating plants at December 31, 1995:

                             PLANT DAILY                        AVERAGE DAILY
                             CAPACITY OF    AVERAGE DAILY           NGLS
                                 GAS          VOLUME IN           PRODUCED
   PLANT        PLANT TYPE    (MMCF)(1)        (MMCF)(1)          (MGAL)(1)
-----------     ----------   -----------   ----------------    ----------------
                                           1995  1994  1993    1995  1994  1993
                                           ----------------    ----------------
Iola (2)        Processing        35        14     -     -      43     -     -
Tembec (3)      Processing        14        10    11    10      16    17    15
Calhoun         Processing        80        41    27    26      66    38    36
Dubach          Processing        55        38    34    40      81    67    69
Gun Point III   Treating          53         3     5     6       -     -     -

(1) All capacity and volume information is approximate. Amounts shown are for the total plant and have not been reduced to reflect the Company's net ownership interest.

(2) Average daily volume since operations were resumed on August 24, 1995.

(3) The Company owns 50% of the Tembec Plant.

GENERAL. The Company's primary natural gas processing and treating facilities are located in North Louisiana and South Texas. The Company also has facilities in Mississippi and Pennsylvania. Several of the Company's facilities are underutilized or idle as a result of diminished deliverability of the natural gas reserves serviced by the plants. Most of the idle or underutilized facilities are skid mounted to facilitate relocation.

NORTH LOUISIANA FACILITIES. The Calhoun plant is a refrigerated lean oil plant that recovers NGLs and delivers them by pipeline to the Dubach facility for fractionation. The Calhoun plant can deliver residue natural gas into several interstate pipelines. The Company relocated two cryogenic natural gas processing plants (collectively referred to as the "Dubach" plant) to North Louisiana and began in April 1994 to process natural gas from its Dubach and Claiborne gathering systems at these facilities. The Company also fractionates the NGLs into their component parts at the Dubach facilities. The Dubach facility can also deliver residue gas into several interstate pipelines.

TEXAS. The Company put its Iola plant, located in Grimes County, back into service on August 24, 1995. The plant processes natural gas gathered in Grimes County. The NGLs are extracted and delivered to a liquids pipeline for sale. The Company is treating natural gas in Dewitt County, Texas at its Gun Point III plant. The Company owns one idle cryogenic, one refrigerated lean oil, and two natural gas treating plants in Texas.

OTHER. The Company owns a 50% interest in a cryogenic natural gas recovery plant in Green County, Pennsylvania. The Company receives a portion of the NGLs as its fee for processing the natural gas. The Company's natural gas treating plant in Brandon, Mississippi ceased operations in May 1995.

ASSETS PLEDGED AS COLLATERAL

Virtually all of the Company's assets are pledged as collateral on various loans. See Note 5 of "Notes to Consolidated Financial Statements".

ITEM 3.  LEGAL PROCEEDINGS.

The Company is a party to various legal proceedings arising in the ordinary course of its business. The Company believes, based on its current knowledge and based in part on advice of counsel, that such legal proceedings will be resolved without material effect on the Company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


                    "EXECUTIVE OFFICERS OF THE REGISTRANT."

The executive officers of the Registrant as defined under REGULATION S-K ITEM 401(b) as of February 20, 1996 were as follows:

NAME (AGE)             POSITIONS, OFFICES WITH REGISTRANT AND EXPERIENCE
----------             -------------------------------------------------
RAY C. DAVIS (54)      Chairman of the Board and Chief Executive Officer of
                       the Company since 1993; President of Capstone Capital
                       Corp., since 1992; Chairman of Capstone Partners,
                       Inc., 1988-1994; Director and General Partner of
                       Hydro Environmental Services, Inc., 1989 to 1992; CEO
                       of Healthco International, Inc., 1991 to 1992;
                       Chairman of HPSC, Inc., 1991 to 1992.

KELCY L. WARREN (40)   President and Chief Operating Officer of the Company
                       since 1993; and from 1990 to 1992.

ROBERT L. CAVNAR (42)  Executive Vice President of the Company since 1996;
                       Senior Vice President of the Company 1993-1996; Chief
                       Financial Officer and Treasurer of the Company since
                       1993; Vice President, Chief Financial Officer and
                       Treasurer of Mountain Gas Resources, Inc., 1990 to
                       1993; Manager Corporate Finance of Presidio Oil
                       Company, 1989 to 1990.

JIM S. HOLOTIK (43)    Executive Vice President of the Company since 1996;
                       Vice President of the Company 1993-1996; Vice
                       President of Cornerstone Gas Resources, Inc., and
                       Vice President of Cornerstone Pipeline Company since
                       1990.

The above named persons bear no family relationship with each other. The officers serve at the pleasure of the Board.

                                  PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The common stock of the Company, par value $.10 per share, is traded on the American Stock Exchange under the symbol "CGA." Set forth below are the high and low sales prices for the common stock.

                                                  HIGH      LOW
                                                  ----      ---
1994
  First Quarter . . . . . . . . . . . . . . . .   $1.94     $1.44
  Second Quarter. . . . . . . . . . . . . . . .    3.25      1.50
  Third Quarter . . . . . . . . . . . . . . . .    2.75      2.06
  Fourth Quarter. . . . . . . . . . . . . . . .    2.63      1.44

1995
  First Quarter . . . . . . . . . . . . . . . .    2.31      1.56
  Second Quarter. . . . . . . . . . . . . . . .    2.88      1.75
  Third Quarter . . . . . . . . . . . . . . . .    3.31      2.50
  Fourth Quarter. . . . . . . . . . . . . . . .    2.81      2.19

1996
  First Quarter (through February 20, 1996) . .    2.88      2.25

On February 20, 1996, the closing price for the common stock, as reported by the American Stock Exchange, was $2.75 per share.

As of February 20, 1996, there were 482 holders of record of common stock. The Company believes that there are substantially more beneficial holders of common stock.

The Company has not paid any cash dividends on its common stock and intends to retain its earnings for use in operations and for expansion of its business. In addition, the Company is prohibited from paying dividends under the terms of its loan agreements. See Note 5 of "Notes to Consolidated Financial Statements".

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected financial information for the years ended December 31, 1991 through 1995, is derived from the consolidated financial statements of the Company for such years. The information should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere herein.

                                                            YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1995       1994      1993(1)     1992       1991
                                              --------   --------   --------   --------   --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA

Revenues from continuing operations .......   $131,909   $106,406   $215,625   $244,696   $209,272
Expenses ..................................    128,574    104,955    220,043    245,695    207,994
Operating earnings (loss) .................      3,335      1,451     (4,418)      (999)     1,278
Other expense .............................     (2,236)    (1,110)    (2,094)    (5,428)    (3,232)
Net earnings (loss) .......................      1,099        315    (22,291)    (5,630)    (1,582)
Preferred stock dividend requirements .....          -          -       (791)    (1,900)    (1,900)
Net earnings (loss) applicable to
  common stock ............................      1,099        315    (23,082)    (7,530)    (3,482)
Net earnings (loss) per share .............        .08        .02      (2.66)      (.97)      (.46)

                                                                AS OF DECEMBER 31,
                                              ----------------------------------------------------
                                                1995       1994      1993(1)     1992       1991
                                              --------   --------   --------   --------   --------
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA

Total assets ..............................   $ 59,684   $ 40,303   $ 46,446   $114,549   $120,960
Net property, plant and equipment .........     30,843     21,089     22,652     78,386     83,044
Working capital deficit ...................     (2,343)    (6,606)    (5,151)   (39,924)(2) (3,995)
Long-term debt ............................     20,704      6,898      7,768      5,659     39,927
Preferred stock plus accrued dividends
  in arrears ..............................          -          -          -     25,736     23,725
Stockholders' equity ......................     12,968     11,869     11,554     12,159     19,548

(1) On November 2, 1993, the Company consummated the Plan. See Note 2 of "Notes to Consolidated Financial Statements".

(2) Includes $36,965,000 of debt and $5,546,000 of interest which was subject to a Standstill and Forbearance Agreement with the former noteholders of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                    LIQUIDITY AND CAPITAL RESOURCES

GENERAL. The Company's primary sources of capital in 1995 were cash provided by operations and proceeds from borrowings under its term loan and revolving credit agreement.

CASH FLOWS FROM OPERATING ACTIVITIES. Cash provided by operations before reorganization items was $4.1 million in 1995 compared to $906,000 in 1994. This was primarily the result of increased net income and a net increase in changes in operating assets. The Company's accounts receivable and accounts payable have increased as a result of the increased volumes in both the natural gas transportation and natural gas processing operations.

The Company had a working capital deficit of $2.3 million at December 31, 1995, compared to a working capital deficit of $6.6 million at December 31, 1994. The Company was able to convert a portion of its line of credit to long-term borrowing in 1995. The Company expects that cash provided by operations combined with amounts available under its line of credit will be sufficient to meet its cash requirements in 1996.

INVESTING ACTIVITIES. The Company made capital expenditures of approximately $13 million in 1995. These expenditures were primarily for the following projects; (i) the acquisition of the Willow Springs system; (ii) the acquisition of the Oletha system; (iii) the purchase of the 50% interest previously owned by a third party and subsequent refurbishment of the Iola plant; and (iv) the connection of natural gas wells to the Company's gathering systems.

The Company continues to pursue projects that would require additional long-term borrowing. The Company believes that its current relationships with existing lenders will allow borrowing capacity for future capital requirements. However, there can be no assurance regarding the Company's ability to obtain additional capital when needed on acceptable terms.

FINANCING ACTIVITIES. Cash provided by financing activities was $9.4 million in 1995. On May 24, 1995, the Company entered into an agreement ("Bank Facility") with a group led by Bank of Oklahoma, National Association ("Bank"). The Bank Facility provides for up to $20 million in convertible loans ("Convertible Facility") and a revolving $10 million working capital facility ("Working Capital Facility"). The amount the Company was authorized to borrow under the Convertible Facility was $16.5 million at December 31, 1995. The Convertible Facility does not require principal amortization and the Company can borrow and repay principal without penalty through December 31, 1996. Any outstanding principal at that time will be repaid based on a five-year straight-line amortization with a balloon payment due June 30, 1999. The Company's intention is to renew this facility every 12 months as supported by its borrowing base, as defined in the loan agreement. At December 31, 1995, the Company had borrowed $15.6 million under the Convertible Facility. The Working Capital Facility has an initial two-year term. Under the Working Capital Facility at December 31, 1995, the Company had borrowed $3.4 million and the Bank had issued, for the Company's benefit, $3.4 million in standby letters of credit for natural gas purchases. On January 31, 1996, the Company converted $2 million under the Convertible Facility to a four-year term loan.

NOL CARRYFORWARDS. At December 31, 1995, the Company had NOL carryforwards for income tax purposes of approximately $29.9 million which, if not utilized, will expire at various times from 2001 until 2010. In addition, the Company has unused investment tax credits of approximately $1.6 million available to offset future federal income tax liability. The Company considers such carryforwards and tax credits to be potentially valuable assets which may be used to shelter future taxable earnings from income taxes. If a change of ownership as defined in Internal Revenue Code Section 382 occurs, utilization of the NOL carryforwards could be limited. The Company has adopted provisions in its certificate of incorporation to help protect such benefits. The risk of limitation of the NOL carryforwards will be significantly reduced on November 2, 1996, when the New Common Stock acquired by Ray Davis, Trustee, will no longer be included in the three year test period for calculating ownership changes under Code Section 382. See Note 2 of "Notes to Consolidated Financial Statements".

                               RESULTS OF OPERATIONS
     YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

GENERAL. Net income for 1995 was $1.1 million ($.08 per share) compared to $315,000 ($.02 per share) in 1994. Earnings before interest, income taxes, and depreciation ("EBITD") increased to $6.7 million in 1995 from $4.2 million in 1994. The increase in net income and EBITD are primarily attributable to an increase in performance from the Company's natural gas processing operations. Revenues increased 25% to $131.9 million in 1995 from $106.4 million in 1994. Revenues in 1994 included $16.2 million from the Company's refining operations which were discontinued effective May 1, 1994. Revenues increased primarily as a result of increased production at the Company's North Louisiana natural gas processing facilities and the acquistion of two natural gas gathering systems in East Texas.

NATURAL GAS PROCESSING. The following table provides pertinent information relating to the Company's natural gas processing operations excluding refining.


                                                          INCREASE
                                    1995       1994      (DECREASE)
                                   -------    -------    ----------
(IN THOUSANDS)
  Revenues......................   $29,698    $21,624      $8,074
  Gross margin..................   $11,925    $ 7,594      $4,330
  EBITD.........................   $ 7,169    $ 3,124      $4,045

(MMCFD)
  Natural gas processed.........        89         67          22
  Natural gas treated...........         7         17         (10)
  Natural gas gathered..........        10          8           2

(THOUSAND GALLONS PER DAY)
  Liquid sales volumes..........       174        141          33

The Company's natural gas processing operations excluding refining provided 23% of gross revenues and 66% of gross margin in 1995 compared to 20% of gross revenues and 49% of gross margin in 1994. Revenues, gross margin, and EBITD increased 37%, 57%, and 129% respectively. These increases primarily were the result of the increase in the volume of natural gas processed. The Company completed two major natural gas processing projects in 1995. The first project involved the expansion of the processing capabilities at the Company's Calhoun plant in North Louisiana. The second project involved the reactivation of the Company's Iola plant which had been idle since 1988. The Company acquired the 50% interest previously owned by a third party, refurbished the Iola plant, and resumed operations on August 24, 1995.

The volume of natural gas processed increased 33% in 1995. In connection with the expansion of the Calhoun plant, the Company was successful in securing additional natural gas supply in North Louisiana. The North Louisiana facilities processed an average of 79 MMCFD in 1995 compared to 61 MMCFD in 1994. Additionally, the processed natural gas volume increased to 95 MMCFD in December 1995. Management intends to pursue further increases in natural gas processing volumes in North Louisiana during 1996 to maximize utilization of its natural gas processing plants.

A significant portion of the natural gas in northern Grimes County, Texas has been dedicated to the Company's refurbished Iola plant. The Iola plant processed 15 MMCFD in December 1995. Several major producers have active drilling programs in the area and management expects the processed volumes to increase in 1996.

REFINERY. The Company sold its Claiborne condensate refinery effective May 1, 1994. Revenues from refining operations were $16.2 million and EBITD was $1.1 million in 1994. The refinery historically lost money in the second half of the year and was sold just prior to the period when margins were expected to decline.

NATURAL GAS GATHERING AND MARKETING. The following table provides pertinent information relating to the Company's natural gas gathering and marketing operations.



                                                          INCREASE
                                    1995       1994      (DECREASE)
                                   -------    -------    ----------
(IN THOUSANDS)
  Revenues......................   $102,211   $68,564      $33,647
  Gross margin..................   $  6,266   $ 5,238      $ 1,028
  EBITD.........................   $  3,313   $ 3,138      $   175

(MMCFD)
  Natural gas sales.............        199       118           81

The Company's natural gas gathering and marketing operations provided 77% of gross revenues and 34% of gross margin compared to 64% of gross revenues and 34% of gross margin in 1994. Revenues increased 49% primarily as the result of the acquisition of the Willow Springs and Oletha systems in East Texas. Although these systems contributed $1.4 million to EBITD, this was partially offset by lower earnings on the Company's other systems. In addition, the 1994 earnings included a refund from a major interstate pipeline for transportation fees charged in excess of the final approved rate as determined by the Federal Energy Regulatory Commission.

Natural gas volumes increased 69% primarily from the acquisition of the two East Texas systems. The Willow Springs system averaged 24 MMCFD in 1995. The Oletha system averaged 34 MMCFD since April 1995. Additionally, the Company's third party marketing volumes increased 19 MMCFD in 1995. Management expects to increase its natural gas gathering and marketing operations in 1996.

GENERAL AND ADMINISTRATIVE EXPENSES. The Company's general and administrative expenses increased 3.7% in 1995. This increase included the additional administrative burden necessary as a result of the acquisition of the Willow Springs and Oletha systems and the reactivation of the Iola plant. General and administrative expenses as a percentage of revenues decreased to 4.1% in 1995 compared to 4.9% in 1994.

INTEREST EXPENSE. Interest expense increased $1 million primarily as a result of increased borrowings under its term loan agreement. These borrowings were primarily to fund the acquisition of the Willow Springs and Oletha systems and the refurbishment of the Iola plant.

   YEAR ENDED DECEMBER 31, 1994, COMPARED TO YEAR ENDED DECEMBER 31, 1993

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

NATURAL GAS PROCESSING. The Company's natural gas processing operations provided 36% of the revenues and 66% of the gross margin in 1994 compared to 47% of the revenues and 56% of the gross margin in the prior year. However, natural gas processing operations EBITD increased $3.4 million (401%). This was primarily the result of the installation of cryogenic natural gas facilities at the Company's North Louisiana operations and the cessation of all refining operations. The cryogenic natural gas processing facilities allowed the Company to increase NGLs recovered, to reduce operating expenses and to lower fuel usage. The Company received a portion of the NGLs which resulted in increased earnings.

REFINERY. The Company sold its Claiborne condensate refinery effective May 1, 1994. Revenues from refining operations were $16.2 million in 1994 compared to $78.5 million in 1993. The Company's EBITD increased $2.0 million in 1994 as a result of the cessation of refining operations.

NATURAL GAS GATHERING AND MARKETING. Sales volumes for natural gas declined in 1994 as a result of the transfer in November 1993 of certain assets (the "Transferred Assets") to the Company's former Noteholders under its plan of reorganization. See Note 2 of "Notes to Consolidated Financial Statements". The Company's natural gas gathering and marketing operations provided 64% of the revenues and 34% of the gross margin in 1994 compared to 53% of the revenues and 44% of the gross margin in 1993. Natural gas gathering and marketing EBITD decreased $2.1 million (47%) in 1994. This was primarily the result of the loss of earnings from the Transferred Assets. This decrease was partially offset by increased earnings from the Company's Mountain Creek and Port Hudson systems. It was also partially offset by a refund from a major interstate pipeline for transportation fees charged in excess of the final approved rate as determined by the Federal Energy Regulatory Commission.

Natural gas volumes declined 97 MMCFD in 1994. This was primarily caused by the Transferred Assets which contributed 112 MMCFD in 1993. Third party marketing volumes increased 1 MMCFD in 1994. However, they accounted for 56% of the throughput and 29% of the gross margin in 1994, compared to 30% of the throughput and 10% of the gross margin in 1993.

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

REORGANIZATION ITEMS. The Company recorded a loss on the write downs and disposition of property, plant and equipment of $20.3 million in 1993. This included the Transferred Assets and other assets that were considered impaired to the reorganized Company. The professional fees of $4.5 million incurred for the reorganization included primarily legal fees, consultant fees, and bankruptcy costs.

EXTRAORDINARY ITEM. The Company recorded a $9.1 million gain in 1993 from the extinguishment of debt in conjunction with the reorganization.

                               OTHER MATTERS

ACCOUNTING FOR INCOME TAXES. Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). The adoption of FAS 109 changed the Company's method of accounting for income taxes from the deferred method (APB 11) to the liability method. Adoption of FAS 109 had no effect on the results of its operations for the year ended December 31, 1993.

EFFECTS OF CHANGING PRICES. Natural gas and NGLs prices have fluctuated significantly over the last three years. The Company's natural gas gathering and marketing operations generally earn a margin which is the difference between the revenues from the sale of natural gas over the purchase cost thereof. The change in margin is much less volatile than the change in product prices. The Company's natural gas processing operations generally receive a portion of the products and or natural gas as its fee for services. Therefore, product prices directly impact these operations. This effect is somewhat offset as NGL prices tend to move inversely to natural gas prices. Inflation has not had a significant impact on operating expenses in the last three years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       PAGE
                                                                       ----
CORNERSTONE NATURAL GAS, INC. AND SUBSIDIARIES
Report of Arthur Andersen LLP, Independent Public Accountants.......    15
Report of Ernst & Young LLP, Independent Auditors...................    16
Consolidated Statements of Operations for the Years Ended
 December 31, 1995, 1994, and 1993..................................    17
Consolidated Balance Sheets at December 31, 1995, and 1994..........    18
Consolidated Statements of Cash Flows for the Years Ended
 December 31, 1995, 1994, and 1993..................................    19
Consolidated Statements of Changes in Stockholders' Equity
 for the Years Ended December 31, 1995, 1994, and 1993..............    20
Notes to Consolidated Financial Statements.......................... 21-29

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Cornerstone Natural Gas, Inc.

We have audited the accompanying consolidated balance sheets of Cornerstone Natural Gas, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995, and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Natural Gas, Inc. and subsidiaries as of December 31, 1995, and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                       ARTHUR ANDERSEN LLP

Dallas, Texas
February 14, 1996

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Cornerstone Natural Gas, Inc.

We have audited the accompanying consolidated statements of operations, cash flows and changes in stockholders' equity of Cornerstone Natural Gas, Inc. and Subsidiaries (the "Company") for the year ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of the Company for the year ended December 31, 1993, in conformity with generally accepted accounting principles.



                                      ERNST & YOUNG LLP

Dallas, Texas
March 7, 1994

                   CORNERSTONE NATURAL GAS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    YEAR ENDED DECEMBER 31,
                                          ------------------------------------------
                                              1995           1994           1993
                                          ------------   ------------   ------------
Revenues...............................   $131,909,000   $106,406,000   $215,625,000

Expenses:
  Cost of sales........................    113,568,000     90,997,000    194,349,000
  Operating expenses...................      6,180,000      5,975,000     12,912,000
  Depreciation and amortization........      3,380,000      2,733,000      6,451,000
  General and administrative...........      5,446,000      5,250,000      6,331,000
                                          ------------   ------------   ------------
                                           128,574,000    104,955,000    220,043,000
                                          ------------   ------------   ------------
Operating earnings (loss)..............      3,335,000      1,451,000     (4,418,000)
                                          ------------   ------------   ------------

Other income (expense):
  Interest income......................         85,000         79,000        103,000
  Interest expense.....................     (2,311,000)    (1,284,000)    (2,764,000)
  Equity in net losses of
   unconsolidated affiliates...........        (29,000)       (11,000)       (52,000)
  Other................................         19,000         16,000          8,000
  Gain on sale of assets, net..........              -         90,000        611,000
                                          ------------   ------------   ------------
                                            (2,236,000)    (1,110,000)    (2,094,000)
                                          ------------   ------------   ------------
Earnings (loss) before reorganization
 items, income taxes, and
 extraordinary  item...................      1,099,000        341,000     (6,512,000)

Reorganization items:
  Loss on disposition and write downs
   of property, plant and equipment....              -              -     20,274,000
  Professional fees....................              -              -      4,545,000
                                          ------------   ------------   ------------
                                                     -              -     24,819,000
                                          ------------   ------------   ------------
Earnings (loss) before income taxes
 and extraordinary item................      1,099,000        341,000    (31,331,000)
Provision for current income taxes.....              -         26,000         45,000
                                          ------------   ------------   ------------
Net earnings (loss) before
 extraordinary item....................      1,099,000        315,000    (31,376,000)
Extraordinary item - gain on
 extinguishment of debt................              -              -      9,085,000
                                          ------------   ------------   ------------
Net earnings (loss)....................      1,099,000        315,000    (22,291,000)
Preferred stock dividend requirements..              -              -       (791,000)
                                          ------------   ------------   ------------
Net earnings (loss) applicable to
 common stock..........................   $  1,099,000   $    315,000   $(23,082,000)
                                          ------------   ------------   ------------
                                          ------------   ------------   ------------
Earnings (loss) per common and common
 equivalent share:
  Earnings (loss) before extraordinary
   item................................   $        .08   $        .02   $      (3.71)
  Extraordinary item...................              -              -           1.05
                                          ------------   ------------   ------------
  Net earnings (loss)..................   $        .08   $        .02   $      (2.66)
                                          ------------   ------------   ------------
                                          ------------   ------------   ------------

Weighted average common and common
 equivalent shares outstanding.........     14,615,000     14,467,000      8,691,000
                                          ------------   ------------   ------------
                                          ------------   ------------   ------------

 The accompanying notes are an integral part of these consolidated financial statements.

                   CORNERSTONE NATURAL GAS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS


                                                       DECEMBER 31,
                                                ---------------------------
                                                    1995           1994
                                                ------------   ------------
                   ASSETS
Current assets:
  Cash and cash equivalents...................  $    908,000   $    655,000
  Accounts receivable.........................    21,790,000     12,424,000
  Inventory...................................       336,000         93,000
  Other current assets........................       283,000        286,000
                                                ------------   ------------
    Total current assets......................    23,317,000     13,458,000

Assets held for disposition...................     1,000,000      1,000,000

Property, plant and equipment, at cost........    64,642,000     54,632,000
  Less: accumulated depreciation..............   (33,799,000)   (33,543,000)
                                                ------------   ------------
  Net property, plant and equipment...........    30,843,000     21,089,000
Goodwill, net.................................     3,559,000      3,676,000
Other assets..................................       965,000      1,080,000
                                                ------------   ------------
                                                $ 59,684,000   $ 40,303,000
                                                ------------   ------------
                                                ------------   ------------

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt......  $    464,000   $  4,857,000
  Accounts payable............................    25,077,000     14,993,000
  Accrued interest payable....................        11,000         52,000
  Income tax payable..........................       108,000        162,000
                                                ------------   ------------
    Total current liabilities.................    25,660,000     20,064,000
Long-term debt................................    20,704,000      6,898,000
Other liabilities.............................       352,000      1,472,000

Stockholders' equity:
  Common stock, $.10 par value; 25,000,000
   shares authorized; 12,515,959 shares
   issued and  outstanding....................     1,252,000      1,252,000
  Additional paid-in capital..................    51,298,000     51,298,000
  Accumulated deficit.........................   (39,582,000)   (40,681,000)
                                                ------------   ------------
    Total stockholders' equity................    12,968,000     11,869,000
                                                ------------   ------------
                                                $ 59,684,000   $ 40,303,000
                                                ------------   ------------
                                                ------------   ------------

                   The accompanying notes are an integral part of these consolidated financial statements.

                CORNERSTONE NATURAL GAS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  YEAR ENDED DECEMBER 31,
                                                                     --------------------------------------------
                                                                          1995            1994           1993
                                                                      ------------   -----------    -------------
Cash flows from operating activities:
   Earnings (loss) before extraordinary item.....................     $  1,099,000   $   315,000    $ (31,376,000)
   Non-cash items included in loss before extraordinary item:
     Loss on disposition and write downs of property,
       plant and equipment.......................................                -             -       20,274,000
     Interest compromised........................................                -             -        1,605,000
     Depreciation and amortization...............................        3,380,000     2,733,000        6,451,000
     Equity in net losses of unconsolidated affiliates...........           29,000        11,000           52,000
     Loss (gain) on sale of assets, net..........................                -       (90,000)        (611,000)
     Other.......................................................           90,000        30,000          402,000
     Reorganization items........................................                -             -        4,545,000
Changes in operating assets or liabilities which provided
   (used) cash during the period:
   (Increase) decrease in accounts receivable....................       (9,365,000)    2,676,000        4,760,000
   (Increase) decrease in inventory..............................         (243,000)    1,619,000        1,940,000
   (Increase) decrease in other current assets...................            3,000       352,000          (10,000)
   Increase (decrease) in accounts payable.......................       10,150,000    (6,151,000)      (3,152,000)
   Increase (decrease) in accrued interest payable...............          (41,000)        7,000          (55,000)
   Decrease in other current liabilities.........................          (54,000)     (230,000)        (481,000)
   Increase (decrease) in other liabilities......................         (910,000)     (366,000)         848,000
                                                                      ------------   -----------    -------------
Cash provided by operations before
   reorganization items..........................................        4,138,000       906,000        5,192,000
Cash used by reorganization items - professional fees............         (277,000)   (1,303,000)      (2,165,000)
                                                                      ------------   -----------    -------------
Cash provided (used) by operating activities.....................        3,861,000      (397,000)       3,027,000

Cash flows from investing activities:
   Proceeds from sale of assets..................................                -     1,063,000          851,000
   Additions to property, plant and equipment....................      (13,017,000)   (3,825,000)      (3,742,000)
   (Increase) decrease in investment in
       unconsolidated subsidiaries...............................           10,000       (87,000)         110,000
   Other.........................................................          (15,000)            -           23,000
                                                                      ------------   -----------    -------------
Cash used by investing activities................................      (13,022,000)   (2,849,000)      (2,758,000)


Cash flows from financing activities:
   Borrowings (reduction) of revolving debt......................          350,000     3,050,000       (1,625,000)
   Borrowings under long-term debt...............................       13,689,000       817,000        5,800,000
   Reduction of long-term debt...................................       (4,625,000)   (2,382,000)      (5,071,000)
   Reorganization items:
       Issuance of common stock and warrants.....................                -             -        3,000,000
       Retirement of long-term debt..............................                -             -       (6,731,000)
   Other.........................................................                -             -         (108,000)
                                                                      ------------   -----------    -------------
       Cash provided (used) by financing activities..............        9,414,000     1,485,000       (4,735,000)
                                                                      ------------   -----------    -------------
Increase (decrease) in cash and cash equivalents................           253,000    (1,761,000)      (4,466,000)
Cash and cash equivalents:
   Beginning of period...........................................          655,000     2,416,000        6,882,000
                                                                      ------------   -----------    -------------
   End of period.................................................     $    908,000   $   655,000    $   2,416,000
                                                                      ------------   -----------    -------------
                                                                      ------------   -----------    -------------

Supplemental disclosures of cash flow information
Cash paid during the period for:
   Interest.....................................................      $  2,196,000   $ 1,226,000    $   1,042,000
   Income taxess................................................      $      5,000   $    50,000    $      34,000


The accompanying notes are an integral part of these consolidated financial statements.

                CORNERSTONE NATURAL GAS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       THREE YEARS ENDED DECEMBER 31, 1995



                                                                  ADDITIONAL                        TOTAL
                                                  COMMON           PAID-IN       ACCUMULATED     STOCKHOLDERS'
                                                  STOCK            CAPITAL         DEFICIT          EQUITY
                                                -----------       ------------   -------------    -------------
Balance at December 31, 1992.................   $   789,000       $ 29,284,000   $ (17,914,000)    $ 12,159,000

Reorganization items:
   Redemption of Series A Cumulative
     Convertible Exchangeable
     Preferred Stock.........................             -         19,448,000               -       19,448,000
   Issuance of common stock and
     warrants................................       458,000          2,543,000               -        3,001,000
Proceeds from issuance of common stock
   to employee benefit plan..................         5,000             23,000               -           28,000
Preferred stock dividend requirements........             -                  -        (791,000)        (791,000)
Net loss.....................................             -                  -     (22,291,000)     (22,291,000)
                                                -----------       ------------   -------------    -------------
Balance at December 31, 1993.................     1,252,000         51,298,000     (40,996,000)      11,554,000
                                                -----------       ------------   -------------    -------------

Net earnings.................................             -                  -         315,000          315,000
                                                -----------       ------------   -------------    -------------
Balance at December 31, 1994.................     1,252,000         51,298,000     (40,681,000)      11,869,000
                                                -----------       ------------   -------------    -------------
Net earnings.................................             -                  -       1,099,000        1,099,000
                                                -----------       ------------   -------------    -------------
Balance at December 31, 1995.................   $ 1,252,000       $ 51,298,000   $ (39,582,000)   $  12,968,000
                                                -----------       ------------   -------------    -------------
                                                -----------       ------------   -------------    -------------



The accompanying notes are an integral part of these consolidated financial statements.

                 CORNERSTONE NATURAL GAS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL AND SIGNIFICANT ACCOUNTING POLICIES

     (a)  General and Principles of Consolidation

     Cornerstone Natural Gas, Inc., a Delaware corporation ("Cornerstone"), is engaged through various subsidiaries in the business of natural gas gathering, marketing, and processing. Natural gas gathering and marketing includes purchasing, gathering, transporting, and marketing natural gas. Natural gas processing includes recovering and marketing natural gas liquids from natural gas and treating natural gas by removing noncommercial components. Natural gas processing also included refining condensate and crude oil into various petroleum products until May 1, 1994, when the Company discontinued its refining operations. The Company's operations are located primarily in Texas and Louisiana and include a natural gas marketing office in Pennsylvania.

     The consolidated financial statements include the accounts of Cornerstone and its wholly owned and majority-owned subsidiaries (referred to collectively as the "Company"). The consolidated financial statements of the Company also include its proportionate share of the assets, liabilities, revenues, and expenses of affiliated partnerships and joint ventures if the Company owns at least a 50% interest. Affiliates in which the Company owns less than a 50% interest are accounted for using the equity method.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications of prior years' financial information have been made to conform to the current year presentation.

     (b)  Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

     (c)  Inventory

     Inventory is stated at the lower of cost or market, determined by the first in, first out method.

     (d)  Property, Plant and Equipment

     Depreciation of property, plant and equipment is provided using the straight-line method over the following estimated useful lives:

                                                                   YEARS
                                                                   -----
     Pipelines and pipeline rights-of-way ........................   5-20
     Natural gas liquids recovery, treating and refining plants ..  10-20
     Equipment and other .........................................   3-15

     Most of the Company's natural gas liquids extraction and natural gas treating plants are skid-mounted and moveable from one service location to another. The cost of moving the plants between service locations is capitalized and amortized using the straight-line method over the life of the related service contract.

     (e)  Goodwill

     Goodwill represents the excess of the cost over the net assets of businesses acquired and is amortized on a straight-line basis over periods of twenty to forty years. Goodwill is presented net of accumulated amortization of $730,047 and $613,233 at December 31, 1995, and 1994, respectively.

     (f)  Income Taxes

     Deferred income taxes are computed using the liability method in accordance with Statement of Financial Accounting Standards No. 109 ("FAS 109"), and are provided on all temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. See Note 6 for more information regarding income taxes.

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

     (h)  Concentrations of Credit Risk

     The Company markets natural gas and natural gas liquids to utilities, local distribution companies and industrial end-users and other natural gas marketing companies. The Company performs ongoing credit evaluations of its customers, and if deemed necessary, requires purchasers of the Company's products to prepay or issue standby letters of credit as collateral. As an additional safeguard against uncollectable receivables, the Company maintains an insurance policy which covers a majority of its customers. Credit losses are provided for in the consolidated financial statements and consistently have been within management's expectations.

     The Company has cash deposits with various banks consisting principally of demand deposits and time deposits. These deposits generally have maturities of one year or less and bear minimal risk. The Company has not experienced any losses on its cash deposits.

     (i)  Financial Instruments

     The Company, on occasion, enters into swap agreements or futures contracts to hedge the risks associated with fixed commitments and certain anticipated transactions. The Company defers the change in the market value of these contracts until such time as the hedged transaction is completed. At December 31, 1995, the Company had open swap agreements for 5 MMCFD related to February 1996 and 2.5 MMCFD for April through December 1996.

     (j)  Impairment of Assets

     The Company will be required to adopt statement of Financial Accounting Standards No. 121 ("FAS 121"), "Accounting for the Impairment of
     Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in the first quarter of 1996. FAS 121 requires the Company to assess the need for impairment of capitalized costs based on expected future cash flows. The Company estimates there will be no effect from the adoption of FAS 121.

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

On September 29, 1993, the Bankruptcy Court issued an order confirming the Debtor's First Amended Joint Plan of Reorganization (the "Plan"). On November 2, 1993, the following transactions resulted from the consummation of the Plan:

(1) The Debtors paid approximately $2.1 million in cash and transferred their Mississippi Fuel, Ada, Chalybeate Springs, and Leaf River systems along with certain contractual rights owned by the Debtors to the holders of the Debtor's 9% Senior Notes, 11.7% Senior Notes, and 11.5% Subordinated Convertible Debentures (collectively, the "Noteholders"). The cash payments and transfer of assets was in full satisfaction of all allowed claims of the Noteholders (approximately $44.1 million of debt and accrued interest on the financial records of the Debtors). The Company paid in full all other creditors.

(2) The Debtors paid approximately $4.6 million in cash and issued promissory notes in the aggregate of $2.5 million (the
       "Notes") to the holders (the "Preferred Stockholders") of the Company's $9.50 Series A Cumulative Convertible Exchangeable Preferred Stock (the "Preferred Stock") in satisfaction of all allowed claims (approximately $27.0 million on the financial records of the Debtors, which included the liquidation value of the Preferred Stock and all accrued and unpaid dividends thereon). The Notes were secured by a lien on the stock of all the subsidiaries of Cornerstone and was guaranteed by its subsidiary, Cornerstone Pipeline Company. Pursuant to the terms of the Notes, the Company was prohibited from paying dividends or repurchasing shares of its capital stock while the Notes were outstanding. The Notes were retired on December 29, 1995.

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

(4) Pursuant to the First Amended Stock Purchase Agreement by and between Ray Davis, Trustee (the "Purchaser") and Cornerstone dated May 28, 1993, Ray Davis and his assigns acquired 4,576,659 shares of New Common Stock and warrants to acquire an additional 2,564,103 shares of New Common Stock with an exercise price of $.78 per share. The aggregate purchase price of such shares of New Common Stock and warrants was $3.0 million. The purchased shares constituted approximately 37% of Cornerstone's issued and outstanding shares of New Common Stock. The purchased shares and the warrants, if exercised, would constitute approximately 47% of the fully diluted capital stock of Cornerstone.

(5) The Company entered into a term loan and revolving credit facility (the "Senior Loan") with a financial institution. The term portion of the Senior Loan was for $5.8 million and provided for monthly principal and interest payments. The interest was calculated at the applicable prime rate plus two percent. The revolving credit facility allowed for working capital loans and standby letters of credit up to an aggregate of $6.0 million. A portion of the proceeds from the Senior Loan was used to retire the remaining debt associated with the purchase of the original assets of Dubach as well as the debt incurred when the assets of Claiborne Gasoline Company were acquired.

(6) The Company amended its Certificate of Incorporation to (1) change the Company's name to Cornerstone Natural Gas, Inc. and (2) provide for certain restrictions on the transfer of New Common Stock, designed to protect the Company's NOL carryforwards.

The Company has accounted for all transactions related to the reorganization proceedings in accordance with the Statement of Position 90-7 of the American Institute of Certified Public Accountants. In addition, certain other property and equipment were written down as a result of the reorganization. These transactions resulted in a loss on write downs and disposition of property, plant, and equipment of approximately $20.3 million and an extraordinary gain from the settlement of debt of approximately $9.1 million.

3.   PROPERTY, PLANT, AND EQUIPMENT

     A summary of property, plant, and equipment follows:

                                                      DECEMBER 31,
                                                -------------------------
                                                   1995          1994
                                                -----------   -----------
Pipeline and pipeline rights-of-way .........   $28,190,000   $19,962,000
Natural gas liquids recovery, and
  treating ..................................    28,511,000    29,709,000
Equipment ...................................     5,508,000     2,841,000
Other .......................................     2,433,000     2,120,000
                                                -----------   -----------
                                                $64,642,000   $54,632,000
                                                -----------   -----------
                                                -----------   -----------

Interest cost capitalized during the construction of projects was $44,000 in 1995, $37,000 in 1994, and $8,000 in 1993.

The Company has discontinued its refining operations and intends to sell its remaining refining assets. As such, these assets are reflected as assets held for disposition on the accompanying balance sheet. Effective May 1, 1994, the Company sold its Claiborne refinery and inventories to Arcadia. See Note 4.

4.  OTHER ASSETS

Other assets include a note receivable for $900,000 ("Arcadia Note") from Arcadia Refining and Marketing Company, L.P. ("Arcadia"). The Arcadia Note was received in conjunction with the May 1, 1994, sale of the Company's Claiborne refinery to Arcadia. The Arcadia Note is part of a participation agreement with BT Commercial Corporation ("BT"), a unit of Bankers Trust. BT acts as the Company's agent under the participation agreement. The Company's interest is subordinate to BT. The entire agreement is secured by essentially all the assets of Arcadia. In November 1995, Arcadia ceased making interest payments under the Arcadia Note. In February 1996, Arcadia filed a voluntary petition for relief in the United States Bankruptcy Court for the Western District of Louisiana, Shreveport Division. The Company believes that the assets of Arcadia will be sufficient to satisfy the Arcadia Note but no assurance can be made that the entire amount of the Arcadia Note will be collected.

5.  LONG-TERM DEBT

A summary of debt follows:

                                                      DECEMBER 31,
                                                -------------------------
                                                   1995          1994
                                                -----------   -----------
Convertible Facility (a) ....................   $15,600,000   $ 4,750,000
Working Capital Facility (a) ................     3,400,000     3,050,000
Notes to former Preferred Stockholders (b) ..             -     2,000,000
Secured note payable (c) ....................     1,728,000     1,948,000
Other .......................................       440,000         7,000
                                                -----------   -----------
                                                 21,168,000    11,755,000
Less:  Current installments..................       464,000     4,857,000
                                                -----------   -----------
Long-term debt ..............................   $20,704,000    $6,898,000
                                                -----------   -----------
                                                -----------   -----------

(a) On May 24, 1995, the Company entered into an agreement ("Bank Facility") with a group led by the Bank of Oklahoma, National Association ("Bank"). The Bank Facility provides for up to $20 million in convertible loans ("Convertible Facility") and a revolving $10 million working capital facility ("Working Capital Facility"). At December 31, 1995, the amount the Company was authorized to borrow under the Convertible Facility was $16.5 million. The Convertible Facility does not require principal amortization and the Company can borrow and repay principal without penalty through December 31, 1996. Any outstanding principal at that time will be repaid based on a five-year straight-line amortization with a balloon payment due June 30, 1999. Interest is calculated at the applicable prime rate plus two percent (10.5% percent at December 31, 1995). At December 31, 1995, the Company had borrowed $15.6 million under the Bank Facility. The Working Capital

    Facility allows for working capital loans and standby letters of credit up to an aggregate of $10 million. (Working capital loans are limited to $5 million). Under the Working Capital Facility at December 31, 1995, the Company had borrowed $3.4 million and the Bank had issued, for the Company's benefit, approximately $3.4 million in standby letters of credit. The Working Capital Facility expires April 30, 1997, and bears interest at the applicable prime rate plus two percent (10.5% at December 31, 1995). The Bank Facility is secured by essentially all the assets of the Company and requires the Company to maintain certain financial ratios, prohibits the Company from paying dividends, and places a limit on capital expenditures without Bank approval. The Company exceeded the capital expenditure limit in 1995 by $255,000 and subsequently received a Waiver of Default from the Bank.

(b) On December 29, 1995, the Company retired all of the Notes to its former Preferred Stockholders. This was accomplished by utilizing $2.0 million of convertible loans under the Convertible Facility. On January 31, 1996, the Company converted this $2.0 million to a term note. The term note will be repaid on a four-year straight line basis. The term note bears interest at the applicable prime rate plus two percent (10.5% at January 31, 1996). As part of the Bank Facility, the term note is secured by essentially all the assets of the Company. Concurrently, the amount available under the Convertible Facility was reduced to $14.5 million.

(c) On October 27, 1995, the debt of the Company's 50% owned Mountain Creek Joint Venture ("MCJV") was refinanced with the Bank. The total principal amount of the new loan was $3.5 million. The principal is payable in 59 consecutive monthly installments of $25,000 with a balloon payment due on September 30, 2000. The interest rate through September 30, 1999, is fixed at 9.5% and the rate for the final year
    is based on a published rate.   The debt is secured by the MCJV
    pipeline facilities and is jointly and severally guaranteed by the partners of MCJV.

Aggregate maturities of long-term debt, for each of the five subsequent fiscal years are as follows:

         1996 .........................   $   464,000
         1997 .........................     6,682,000
         1998 .........................     3,267,000
         1999 .........................     9,615,000
         2000 .........................     1,140,000
                                          -----------
                                          $21,168,000
                                          -----------
                                          -----------


6.  INCOME TAXES

The significant components of the provision for income taxes are as follows:

                                            YEAR ENDED DECEMBER 31,
                                          ---------------------------
                                            1995      1994      1993
                                          -------   -------   -------
Current ...............................   $     -   $26,000   $45,000
Deferred ..............................         -         -         -
                                          -------   -------   -------
                                          $     -   $26,000   $45,000
                                          -------   -------   -------
                                          -------   -------   -------

Effective January 1, 1993, the Company adopted the provisions of FAS 109 which changed the Company's method of accounting for income taxes from the deferred method to the liability method. Deferred income taxes reflect the net tax effect of temporary differences between the financial reporting carrying amounts of assets and liabilities and income tax carrying amounts. The components of the Company's deferred tax liabilities and assets are as follows:

                                                   DECEMBER 31,
                                            --------------------------
                                                1995           1994
                                            -----------    -----------
Deferred tax liabilities:
  Property, plant and equipment .........   $(3,228,000)   $(2,817,000)

Deferred tax assets:
  NOL carryforwards .....................    10,151,000      9,804,000
  Investment tax credit carryforwards ...     1,618,000      1,618,000
  Alternative minimum tax credit
    carryforwards .......................       104,000        104,000
  Accrued liabilities and other .........             -        215,000
                                            -----------    -----------
                                             11,873,000     11,741,000

Less valuation allowance ................    (8,645,000)    (8,924,000)
                                            -----------    -----------
                                            $         -    $         -
                                            -----------    -----------
                                            -----------    -----------

The provision (benefit) for income taxes differed from amounts computed at the statutory federal income tax rate as follows:

                                                       YEAR ENDED DECEMBER 31,
                                               --------------------------------------
                                                 1995         1994           1993
                                               ---------    ---------    ------------
Tax provision (benefit) at statutory rate....  $ 374,000    $ 116,000    $(10,653,000)
State income taxes, net of federal benefit...          -       17,000          29,000
Valuation allowance on NOL...................   (438,000)    (174,000)     10,491,000
Other........................................     64,000       67,000         178,000
                                               ---------    ---------    ------------
                                               $       -    $  26,000    $     45,000
                                               ---------    ---------    ------------
                                               ---------    ---------    ------------

The Company has NOL carryforwards of $29.9 million which, if not utilized, will expire at various times from 2001 through 2010. In addition, the Company has unused investment tax credits of approximately $1.6 million available to offset future federal income tax liabilities. In general, the credits expire at various times from 1996 through 2001, unless previously utilized. The respective carryforwards are available to the Company in their full amounts unless a "change of ownership", as defined in Internal Revenue Code Section 382, occurs. If a change of ownership occurs, utilization of the NOL carryforwards could be limited.

7.  COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases office space, equipment, and automobiles under lease obligations classified as operating leases. Rental expense under these leases was approximately $1.5 million in 1995, $869,000 in 1994, and $1.7 million in 1993. At December 31, 1995, minimum future rental payments due under operating leases were as follows:


                    1996.......................  $1,678,000
                    1997.......................     867,000
                    1998.......................     297,000
                    1999.......................     297,000
                    2000.......................     257,000

The Company is involved in certain other legal actions and claims arising in the ordinary course of business. It is the opinion of management (based, in part, on advice of legal counsel) that such litigation and claims will be resolved without material effect on the Company's financial position or results of operations.

8.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Company believes that the following described related party transactions are in the ordinary course of its business and are competitive and comparable to those with unrelated persons and has taken measures to ensure they were conducted on an arm's length basis.

The Company is a party to a consulting agreement with Cardinal Resources, Inc. owned by Mr. James W. Bryant, a Director of the Company. The Company pays $250,000 a year for providing engineering and project management services through November 2, 1997. The Company entered into the consulting agreement as part of the reorganization in 1993. The consulting agreement was assigned to Cardinal Resources, Inc. in 1994 by Mr. Bryant, who personally guarantees its performance. The original consulting agreement has been amended and modified to include one additional consultant. In addition, the consulting agreement provides that the Company has an option to participate in any of Cardinal's projects.

The Company is a party to a joint venture with Mr. Ted Collins, Jr., a Director of the Company. The joint venture was formed in 1993 to develop certain targeted natural gas projects. Under the joint venture agreement, each party bears a portion of the development costs and has a right of first refusal on such projects.

The Company purchased all of the stock of Energy Transfer Corporation ("ETC") and the outstanding partnership interests of Energy Transfer I, Ltd. ("ETI") effective April 2, 1995. Effective July 1, 1995, the Company purchased the outstanding partnership interests of Energy Transfer II, Ltd ("ETII"). ETC is the general partner of both ETI and ETII. ETI and ETII own the Oletha system. The Company had previously provided marketing and management services to ETC since 1994 for $5,000 a month. Mr. Kelcy L. Warren, the Company President, Chief Operating

Officer, and Director received $57,600 as the sole owner of the stock of ETC, $1,411,200 as 50% owner of the limited partnership interest of ETI and $260,000 as the owner of 50% limited partnership interest of ETII. Mr. Ray Davis, Chief Executive Officer and Chairman of the Board, and Mr. Ben H. Cook, a Director of the Company, each received $705,000 from the sale of their limited partnership interest in ETI. Mr. Davis, in addition, received $130,000 from the sale of his limited partnership interest in ETII. Mr. Warren was a Director of the Company, but neither Mr. Cook nor Mr. Davis were officers or directors of the Company when ETI and ETII were formed to own and operate the Oletha system. The Board of the Company formed a Special
Committee of Independent Directors to negotiate and determine the value of the acquisitions.

9.  EMPLOYEE BENEFIT PLANS

Under the Plan (Note 2) all outstanding stock options were canceled. An incentive stock option plan (the "Stock Plan") was approved by the Board of Directors in 1993 and the Stockholders in 1994. Under the Stock Plan, options to purchase up to 1,250,000 shares of the Company's authorized but unissued stock can be granted to key employees through 2003. Options under the Stock Plan were granted at an exercise price equal to 100% of the fair market value of the stock on the date of the grant. The options are exercisable at a rate not to exceed 20% for each year of employment completed (however 100% may be exercised under a change of control, as defined) after the date of grant and expire ten years after the date of grant.

The following is a summary of activity under the Stock Plan and all former stock option plans for the years ended December 31:

                                              1995        1994       1993
                                          ------------  --------  ----------
Outstanding at beginning of year.........      727,500   727,500     601,713
Granted during year......................      272,500         -     727,500
Exercised or terminated during year......            -         -    (601,713)
                                          ------------  --------  ----------

Outstanding at end of year...............    1,000,000   727,500     727,500
                                          ------------  --------  ----------
                                          ------------  --------  ----------

Exercisable at end of year...............      291,000   145,500           -
                                          ------------  --------  ----------
                                          ------------  --------  ----------

Per share price of exercisable options... $1.125-$1.75  $  1.125   $       -
                                          ------------  --------  ----------
                                          ------------  --------  ----------

Per share price of grants during year.... $       1.75  $      -   $   1.125
                                          ------------  --------  ----------
                                          ------------  --------  ----------

Per share price of options exercised
 during year............................. $       none  $   none   $    none
                                          ------------  --------  ----------
                                          ------------  --------  ----------

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

The Compensation Plan is administered by the Compensation Committee of the Board of Directors (the "Committee"). The Committee approves or modifies, as appropriate, the recommendations of the Chief Executive Officer regarding participants, size of awards, performance criteria, and the recommended performance targets. These recommendations are subject to the final approval of the full Board of Directors. The Company paid approximately $714,000 in incentive compensation in January 1996 accrued under the 1995 Compensation Plan.

The Company maintains an employee savings plan ("Savings Plan") under Section 401(k) of the Internal Revenue Code, which is available to all employees who meet certain requirements. Under the Savings Plan, the Company matched 100% of employees' contributions up to five percent (5%) of the participant's compensation through 1993. The Savings Plan was amended effective January 1, 1994, whereby the Company matches 20% of the employees' contributions up to a maximum of five percent (5%) of the participant's compensation. The Company may, at its discretion, increase the matching percentage at year end and may match in New Common Stock or cash. In

February 1996, the Board of Directors voted to match 1995 contributions in cash and did not increase the matching percentage. The Company recorded expense of $33,000, $33,000, and $250,000 in 1995, 1994, and 1993,
respectively, for its matching contribution.

The Company currently provides no post-employment benefits.

10.  SEGMENT INFORMATION

Segment data as of and for the years ended December 31, 1995, 1994 and 1993, follows:

                                             1995          1994          1993
                                         ------------  ------------  ------------
Revenue from unaffiliated sources
  Gas gathering and marketing..........  $102,211,000  $ 68,564,000  $114,722,000
  Gas processing.......................    29,698,000    37,842,000   100,903,000
                                         ------------  ------------  ------------
    Total..............................  $131,909,000  $106,406,000  $215,625,000
                                         ------------  ------------  ------------
                                         ------------  ------------  ------------

Cost of sales
  Gas gathering and marketing..........  $ 95,945,000  $ 63,326,000  $105,400,000
  Gas processing.......................    17,623,000    27,671,000    88,949,000
                                         ------------  ------------  ------------
    Total..............................  $113,568,000  $ 90,997,000  $194,349,000
                                         ------------  ------------  ------------
                                         ------------  ------------  ------------

Depreciation and amortization
  Gas gathering and marketing..........  $  1,403,000  $    729,000  $  4,281,000
  Gas processing.......................     1,774,000     1,814,000     1,976,000
  Corporate general and
   administrative......................       203,000       190,000       194,000
                                         ------------  ------------  ------------
    Total..............................  $  3,380,000  $  2,733,000  $  6,451,000
                                         ------------  ------------  ------------
                                         ------------  ------------  ------------

Operating earnings (loss)
  Gas gathering and marketing..........  $  1,910,000  $ (3,366,000) $    285,000
  Gas processing.......................     5,386,000     2,408,000    (1,134,000)
  Corporate general and
   administrative......................    (3,961,000)    2,409,000    (3,569,000)
                                         ------------  ------------  ------------
    Total..............................  $  3,335,000  $  1,451,000  $ (4,418,000)
                                         ------------  ------------  ------------
                                         ------------  ------------  ------------

Identifiable assets
  Gas gathering and marketing..........  $ 30,626,000  $ 15,336,000  $ 16,554,000
  Gas processing.......................    23,361,000    20,013,000    25,383,000
  Corporate general and
   administrative......................     5,697,000     4,954,000     4,509,000
                                         ------------  ------------  ------------
    Total..............................  $ 59,684,000  $ 40,303,000  $ 46,446,000
                                         ------------  ------------  ------------
                                         ------------  ------------  ------------

Capital expenditures
  Gas gathering and marketing..........  $  8,602,000  $    122,000  $  1,913,000
  Gas processing.......................     4,247,000     3,618,000     1,800,000
  Corporate general and
   administrative......................       168,000        85,000        29,000
                                         ------------  ------------  ------------
    Total..............................  $ 13,017,000  $  3,825,000  $  3,742,000
                                         ------------  ------------  ------------
                                         ------------  ------------  ------------

Information regarding sales to major customers by segment for the years ended December 31, 1995, 1994, and 1993 is as follows:


                                                         PERCENTAGE OF
                       GAS GATHERING                     CONSOLIDATED
                       AND MARKETING   GAS PROCESSING      REVENUES
                       -------------   --------------    -------------
1995 Georgia Pacific   $17,117,000           -                13%
1994 Georgia Pacific   $14,631,000           -                14%
1993 Georgia Pacific   $24,810,000           -                12%

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Refer to the Company's Form 8-K dated May 13, 1994, which discusses the change in the Company's accountants for the year ended December 31, 1994.

                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information appearing under the captions "Election of Directors" and "Certain Relationships and Related Transactions" in the Company's definitive proxy statement (the "Proxy Statement") relating to the 1996 annual stockholders meeting (the "Annual Meeting"), is incorporated herein by reference. The information regarding executive officers of the Registrant is contained at the end of Part I of this Form 10-K under a separate item captioned "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

The information appearing under the caption "Executive Compensation" in the Proxy Statement relating to the Annual Meeting is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information appearing under the caption "Principal Stockholders" in the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                         PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)(1)  Consolidated Financial Statements.

          Cornerstone Natural Gas, Inc. and Subsidiaries.

                                                                          Page
                                                                          ----
          Report of Arthur Andersen LLP, Independent Public Accountants..    15
          Report of Ernst & Young LLP, Independent Auditors..............    16
          Consolidated Statements of Operations for the Years Ended
           December 31, 1995, 1994, and 1993.............................    17
          Consolidated Balance Sheets at December 31, 1995, and 1994.....    18
          Consolidated Statements of Cash Flows for the Years Ended
           December 31, 1995, 1994, and 1993.............................    19
          Consolidated Statements of Changes in Stockholders' Equity
           for the Years Ended December 31, 1995, 1994, and 1993.........    20
          Notes to Consolidated Financial Statements..................... 21-29

     (2)  Consolidated Financial Statement Schedules.

          No schedules have been included because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     (3)  Exhibits.


 EXHIBIT NO.                       DOCUMENT
 -----------                       --------
     3.1      By-Laws, as Amended and Restated August 9, 1994, currently in effect
              (incorporated by reference to Exhibit 3.1 to December 31, 1994, Form 10-K).

     3.2      Restated Certificate of Incorporation of Cornerstone Natural Gas, Inc.
              (incorporated by reference to Exhibit 2 to January 10, 1994, Form 8-A).

   +10.1      Cornerstone Natural Gas, Inc. 1993 Long-Term Incentive Plan
              (incorporated by reference to Exhibit 10.1 to December 31, 1993, Form 10-K).

   +10.2      Amended and Restated Cornerstone Natural Gas, Inc. Employee Savings Plan
              effective July 1, 1991 (incorporated by reference to Exhibit 10.2 to
              December 31, 1993, Form 10-K).

   +10.3      Amended and Restated Cornerstone Natural Gas, Inc. Employee Savings Plan
              adopting the Bank of Oklahoma, N.A. Defined Contribution Master Plan as of
              January 1, 1989.  (incorporated by reference to Exhibit 10.3 to December 31,
              1994, Form 10-K).

    10.4      Endevco, Inc. Employee Savings Trust (incorporated by reference to Exhibit
              10.3 to Registration Statement No. 2-85830).

    10.5      Amendment Number 1 to the Endevco, Inc. Employee Savings Trust (incorporated by reference to Exhibit 10.6 to December 31, 1991, Form 10-K).


    10.6      Amendment Number 2 to the Endevco, Inc. Employee Savings Trust (incorporated by reference to Exhibit 10.7 to December 31, 1991, Form 10-K).

   *10.7      Amendment Number 3 to the Endevco, Inc. Employee Savings Trust.

    10.8      General Partnership Agreement of Mountain Creek Joint Venture dated as of March
              7, l989, by and between Western Natural Gas Company and Cornerstone Natural Gas
              Company (incorporated by reference to Exhibit 10.79 to December 31, 1989, Form 10-K).

   *10.9      Assignment and Assumption Agreement assigning interest of Western Natural Gas Company to Wesnat Pipeline Company, dated as of December 31, 1992, in Mountain Creek Joint
              Venture.

   *10.10     Assignment of Partnership Interest from Cornerstone Natural Gas Company to Cornerstone
              Pipeline Company (f/k/a Endevco Pipeline Company) dated as of June 2, 1993, in Mountain
              Creek Joint Venture.

    10.11     Stock Purchase Agreement dated March 20, l993, by and between Endevco, Inc., and Ray
              Davis, Trustee (incorporated by reference to Exhibit 10.136 to December 31, 1992,
              Form 10-K).

    10.12     First Amended Stock Purchase Agreement dated May 28, 1993, by and between Endevco, Inc., and Ray Davis, Trustee (incorporated by reference to Exhibit 10.1 to June 17, 1993,
              Form 8-K).

    10.13     Form and Schedule of Warrants to Purchase Common Stock of Cornerstone Natural Gas, Inc.
              (incorporated by reference to Exhibit 10.42 to December 31, 1993, Form 10-K).

    10.14     Joint Venture Agreement between Cornerstone Natural Gas, Inc. and Merit Natural Gas
              Company dated October 28, 1993 (incorporated by reference to Exhibit 10.45 to December 31,
              1993, Form 10-K).

   *10.15     Assignment of Joint Venture Interest dated as of January 1, 1996, of Cornerstone Natural Gas,
              Inc., in Cornerstone/Merit Joint Venture, to Cornerstone Pipeline Company.

   +10.16     Consulting Agreement between Endevco, Inc. and James W. Bryant dated June 4, 1993
              (incorporated by reference to Exhibit 10.48 to December 31, 1993, Form 10-K).

  +*10.17     Modification to Consulting Agreement by and between Cardinal Resources, Inc., and Cornerstone
              Natural Gas, Inc., dated February 15, 1995.

  +*10.18     Second Modification to Consulting Agreement by and between Cardinal Resources, Inc., and
              Cornerstone Natural Gas, Inc., dated November 1, 1995.

    10.19     Loan Agreement dated as of May 24, 1995, between Cornerstone Natural Gas, Inc., et al as
              "Borrowers" and Bank of Oklahoma, National Association as "Bank" (incorporated by reference to Exhibit 10.1 to June 30, 1995, Form 10-Q).

   *10.20     First Amendment to Loan Agreement, dated as of January 31, 1996, between Cornerstone Natural
              Gas, Inc., et al as "Borrowers" and Bank of Oklahoma, National Association as "Bank".

    10.21     Term Loan Agreement between Mountain Creek Joint Venture and Bank of Oklahoma, National
              Association, dated as of September 30, 1995, (incorporated by reference to Exhibit 10.1 to
              September 30, 1995, Form 10-Q).


    10.22     Securities Purchase Agreement by and between Kelcy L. Warren, Individually as the Sole
              Shareholder of Energy Transfer Corporation and as a Limited Partner of Energy Transfer
              I, Ltd. and Flowstone L.P., as a Limited Partner of Energy Transfer I, Ltd. and
              Cornerstone Pipeline Company dated June 6, 1995 (incorporated by reference to Exhibit
              10.1 to June 20, 1995, Form 8-K).

    10.23     Securities Purchase Agreement by and between Kelcy L. Warren, Individually as a Limited
              Partner of Energy Transfer II, Ltd., Ray Davis, Individually, as a Limited Partner of
              Energy Transfer II, Ltd., and TMcD, Ltd., as a Limited Partner of Energy Transfer II,
              Ltd., and Cornerstone Pipeline Company dated June 15, 1995 (incorporated by reference to
              Exhibit 10.2 to June 20, 1995, Form 8-K).

   *21.1      List of Subsidiaries.

   *23.1      Consent of independent public accountants Arthur Andersen LLP.

   *23.2      Consent of independent auditors Ernst & Young LLP.

   *27.1      Financial Data Schedule.


______________________________________
*    Filed Herewith.
+    Denotes management contract or compensatory plan.

  (b)     Reports on Form 8-K.

          None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERSTONE NATURAL GAS, INC.


By:      /s/   RAY C. DAVIS
------------------------------------
Ray C. Davis
CHAIRMAN OF THE BOARD
AND CHIEF EXECUTIVE OFFICER

Date: February 26, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                               CAPACITY IN
            SIGNATURES                         WHICH SIGNED
            ----------                         ------------
/s/ RAY C. DAVIS                        Chairman of the Board of Directors   February 26, 1996
------------------------------------    and Chief Executive Officer
(Ray C. Davis)

/s/ KELCY L. WARREN                     President, Chief Operating           February 26, 1996
------------------------------------    Officer and Director
(Kelcy L. Warren)

/s/ ROBERT L. CAVNAR                    Executive Vice President and Chief   February 26, 1996
------------------------------------    Financial Officer
(Robert L. Cavnar)

/s/ RICHARD W. PIACENTI                 Vice President and Controller        February 26, 1996
------------------------------------
(Richard W. Piacenti)

/s/  RICHARD D. BRANNON                 Director                             February 26, 1996
------------------------------------
(Richard D. Brannon)

/s/ JAMES W. BRYANT                     Director                             February 26, 1996
------------------------------------
(James W. Bryant)

/s/ TED COLLINS, JR.                    Director                             February 26, 1996
------------------------------------
(Ted Collins, Jr.)

/s/ BEN H. COOK                         Director                             February 26, 1996
------------------------------------
(Ben H. Cook)

/s/ SCOTT G. HEAPE                      Director                             February 26, 1996
------------------------------------
(Scott G. Heape)

/s/ DAVID S. HUNT                       Director                             February 26, 1996
------------------------------------
(David S. Hunt)

/s/ W.J. MURRAY, JR.                    Director                             February 26, 1996
------------------------------------
(W.J. Murray, Jr.)

                                INDEX TO EXHIBITS

EXHIBIT NO.                         DOCUMENT
-----------                         --------

   3.1 By-Laws, as Amended and Restated August 9, 1994, currently in effect (incorporated by reference to Exhibit 3.1 to December 31, 1994, Form 10-K).

   3.2 Restated Certificate of Incorporation of Cornerstone Natural Gas, Inc. (incorporated by reference to Exhibit 2 to January 10, 1994, Form 8-A).

 +10.1 Cornerstone Natural Gas, Inc. 1993 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to December 31, 1993, Form 10-K).

 +10.2 Amended and Restated Cornerstone Natural Gas, Inc. Employee Savings Plan effective July 1, 1991 (incorporated by reference to
        Exhibit 10.2 to December 31, 1993, Form 10-K).

 +10.3  Amended and Restated Cornerstone Natural Gas, Inc. Employee
        Savings Plan adopting the Bank of Oklahoma, N.A. Defined Contribution Master Plan as of January 1, 1989. (incorporated by reference to
        Exhibit 10.3 to December 31, 1994, Form 10-K).

  10.4  Endevco, Inc. Employee Savings Trust (incorporated by reference to
        Exhibit 10.3 to Registration Statement No. 2-85830).

  10.5 Amendment Number 1 to the Endevco, Inc. Employee Savings Trust (incorporated by reference to Exhibit 10.6 to December 31, 1991, Form 10-K).

  10.6 Amendment Number 2 to the Endevco, Inc. Employee Savings Trust (incorporated by reference to Exhibit 10.7 to December 31, 1991, Form 10-K).

 *10.7  Amendment Number 3 to the Endevco, Inc. Employee Savings Trust.

  10.8 General Partnership Agreement of Mountain Creek Joint Venture dated as of March 7, l989, by and between Western Natural Gas Company and Cornerstone Natural Gas Company (incorporated by reference to Exhibit
        10.79 to December 31, 1989, Form 10-K).

 *10.9 Assignment and Assumption Agreement assigning interest of Western Natural Gas Company to Wesnat Pipeline Company, dated as of December 31, 1992, in Mountain Creek Joint Venture.

 *10.10 Assignment of Partnership Interest from Cornerstone Natural
        Gas Company to Cornerstone Pipeline Company (f/k/a Endevco Pipeline Company) dated as of June 2, 1993, in Mountain Creek Joint Venture.

  10.11 Stock Purchase Agreement dated March 20, l993, by and between Endevco, Inc., and Ray Davis, Trustee (incorporated by reference to Exhibit
        10.136 to December 31, 1992, Form 10-K).

  10.12 First Amended Stock Purchase Agreement dated May 28, 1993, by and between Endevco, Inc., and Ray Davis, Trustee (incorporated by reference to Exhibit 10.1 to June 17, 1993, Form 8-K).

  10.13 Form and Schedule of Warrants to Purchase Common Stock of Cornerstone Natural Gas, Inc. (incorporated by reference to Exhibit 10.42 to December 31, 1993, Form 10-K).

  10.14 Joint Venture Agreement between Cornerstone Natural Gas, Inc. and Merit Natural Gas Company dated October 28, 1993 (incorporated by reference to Exhibit 10.45 to December 31, 1993, Form 10-K).

 *10.15 Assignment of Joint Venture Interest dated as of January 1, 1996, of
        Cornerstone Natural Gas, Inc., in Cornerstone/Merit Joint Venture, to Cornerstone Pipeline Company.

 +10.16 Consulting Agreement between Endevco, Inc. and James W. Bryant dated
        June 4, 1993 (incorporated by reference to Exhibit 10.48 to December 31, 1993, Form 10-K).

+*10.17 Modification to Consulting Agreement by and between Cardinal Resources,
        Inc., and Cornerstone Natural Gas, Inc., dated February 15, 1995.

+*10.18 Second Modification to Consulting Agreement by and between Cardinal
        Resources, Inc., and Cornerstone Natural Gas, Inc., dated November 1, 1995.

  10.19 Loan Agreement dated as of May 24, 1995, between Cornerstone Natural Gas, Inc., et al as "Borrowers" and Bank of Oklahoma, National Association as "Bank" (incorporated by reference to Exhibit 10.1 to June 30, 1995, Form 10-Q).

 *10.20 First Amendment to Loan Agreement, dated as of January 31, 1996, between Cornerstone Natural Gas, Inc., et al as "Borrowers" and Bank of Oklahoma, National Association as "Bank".

  10.21 Term Loan Agreement between Mountain Creek Joint Venture and Bank of Oklahoma, National Association, dated as of September 30, 1995, (incorporated by reference to Exhibit 10.1 to September 30, 1995, Form 10-Q).

  10.22 Securities Purchase Agreement by and between Kelcy L. Warren, Individually as the Sole Shareholder of Energy Transfer Corporation and as a Limited Partner of Energy Transfer I, Ltd. and Flowstone L.P., as a Limited Partner of Energy Transfer I, Ltd. and Cornerstone Pipeline Company dated June 6, 1995 (incorporated by reference to Exhibit 10.1 to June 20, 1995, Form 8-K).

  10.23 Securities Purchase Agreement by and between Kelcy L. Warren, Individually as a Limited Partner of Energy Transfer II, Ltd., Ray Davis, Individually, as a Limited Partner of Energy Transfer II, Ltd., and TMcD, Ltd., as a Limited Partner of Energy Transfer II, Ltd., and Cornerstone Pipeline Company dated June 15, 1995 (incorporated by reference to Exhibit 10.2 to June 20, 1995, Form 8-K).

 *21.1  List of Subsidiaries.

 *23.1  Consent of independent public accountants Arthur Andersen LLP.

 *23.2  Consent of independent auditors Ernst & Young LLP.

 *27.1  Financial Data Schedule.

____________
* Filed Herewith.
+ Denotes management contract or compensatory plan.