Form 10-K/A
period 1995-12-31
CORNERSTONE NATURAL GAS INC
filed 1996-04-26
CIK 725625

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A


                               AMENDMENT NO. 1 TO
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995


                         COMMISSION FILE NUMBER 0-11994

                         CORNERSTONE NATURAL GAS, INC.
             (Exact name of registrant as specified in its charter)



                DELAWARE                                      74-1952257
    (State or other jurisdiction of                          (IRS Employer
     incorporation or organization)                       Identification No.)




       8080 N. CENTRAL EXPRESSWAY
               SUITE 1200
             DALLAS, TEXAS                                       75206
(Address of principal executive offices)                      (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (214) 691-5536

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                             Name of each exchange on
                    Title of Each Class                                          which registered
                    -------------------                                          ----------------
          Common Stock, $0.10 par value per share                             American Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

================================================================================

                                     PART I

ITEM I.  BUSINESS

RECENT EVENTS

MERGER AGREEMENT.

    On April 20, 1996, Cornerstone Natural Gas, Inc., a Delaware corporation ("Cornerstone" or the "Company"), El Paso Natural Gas Company, a Delaware corporation (the "Parent") and The El Paso Company, a Delaware corporation, and an indirect wholly owned subsidiary of the Parent (the "Offeror"), entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Parent has agreed to acquire Cornerstone. Pursuant to the Merger Agreement, the Offeror April 26, 1996 commenced a tender offer for all outstanding shares of the common stock, par value $0.10 per share (the "Shares"), of the Company at $6.00 cash per share net to the stockholders in cash without interest thereon (the "Offer Price"). The Shares not acquired in the tender offer will be converted into the right to receive $6.00 per Share in cash without interest pursuant to a merger of the Offeror with and into the Company. The tender offer is conditioned upon, among other things, on there being validly tendered by the expiration date thereof and not withdrawn that number of Shares which, when added to the number of Shares issuable upon the exercise of presently exercisable warrants delivered to the Offeror in accordance with the terms of the Option Agreement (as described below), would represent at least a majority of the outstanding Shares on a fully diluted basis.

    The Parent, the Offeror and certain holders (the "Holders") of Shares, Shares issuable upon the exercise of stock options ("Stock Options") or warrants to purchase Shares ("Warrants") have entered into an Option Agreement, dated as of April 20, 1996 (the "Option Agreement"), pursuant to which the Holders have granted the Offeror an irrevocable option, upon the terms and subject to the conditions set forth in the Option Agreement, to purchase at the Offer Price or, in the case of the Warrants, at the excess of the Offer Price over the exercise price of such Warrants, an aggregate of 8,215,117 Shares, or approximately 50.3%, of the outstanding Shares on a fully diluted basis. The Option Agreement further provides, among other things, that the Holders are required to tender all of the Shares held by them in the Offer.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

    Richard D. Brannon, age 37, has served as President of Brannon Oil and Gas, Inc. (oil and gas exploration and investments) since 1983. Mr. Brannon has been a director of the Company since 1993, and is a member of the Compensation and Audit Committees.

    James W. Bryant, age 62, is President of Cardinal Resources, Inc., and has served as consultant to the Company since November 1993. Mr. Bryant founded the Company in 1977 and was Chairman of the Board and Chief Executive Officer from 1977 to 1993. From 1980 to 1990, Mr. Bryant served as President of the Company. Mr. Bryant has been a director since 1977 and is currently a member of the Executive and Audit Committees.

    Ted Collins, Jr., age 57, has served as President of Collins and Ware, Inc. (oil and gas exploration, production and investments) since 1988. Mr. Collins has been a director since 1993.

    Ben H. Cook, age 70, is a private investor. Mr. Cook retired from Colt Industries, Inc., in 1991, where he had served as the Executive Vice President of Operations. Mr. Cook has been a director since 1993, and is currently Chairman of the Executive and Compensation Committees.

    Ray C. Davis, age 54, has served as Chairman of the Board and Chief Executive Officer of the Company since June 1993. Mr. Davis served as Director and General Partner of Hydro Environmental Services, Inc., from 1989 to 1992, and as Chief Executive Officer of Healthco International, Inc., from June 1991 to August 1992. He was also Chairman of the Board of HPSC, Inc., from 1991 to 1992. On June 9, 1993, Healthco International, Inc., filed for protection under Chapter 11 in the U.S. Bankruptcy Court in the Western District of Massachusetts, Western Division, Case No. 93-41604- JFQ.

    Scott G. Heape, age 46, has served as President of H & S Production, Inc., (oil and gas exploration) since 1978. Mr. Heape has been a director since 1994, and is a member of the Audit Committee.

    David S. Hunt, age 33, has served as Managing Director of Dabney/Resnick Incorporated (securities) since November 1995, and was Administrative Assistant of Petro-Hunt Corporation (oil and gas and investments) from 1989 to 1995. Mr. Hunt has been a director since 1994, and is currently a member of the Audit Committee.

    William J. Murray, Jr., age 81, is a petroleum engineer and energy consultant, as well as a director of Kelley Oil Corporation and New Paraho Corporation. Mr. Murray has been a director since 1994.

    Kelcy L. Warren, age 40, is President and Chief Operating Officer of the Company. Mr. Warren has been a director of the Company since 1985. He served as President and Chief Operating Officer from August 1990 to December 1992, and from 1989 to 1990 was Executive Vice President. Mr. Warren resumed his duties as President and Chief Operating Officer in June 1993.

DIRECTOR COMPENSATION

    Directors who are not employees of the Company receive a fee of $500.00 for each Board and Board Committee meeting attended, except committee chairmen, receive a fee of $750.00 for each committee meeting attended. Directors are also reimbursed for costs incurred by them in attending meetings of the Board.

SECTION 16(A) COMPLIANCE

         The Company believes that, during the fiscal year which ended December 31, 1995, all reports were timely filed.

ITEM 11.     EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or to be paid to those persons who were, at December 31, 1995, (i) Chief Executive Officer and (ii) the other four most highly compensated named executive officers of the Company for services rendered in all capacities to the Company for the last three fiscal years to whom the salary and bonus exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                    LONG-TERM COMPENSATION
                                            ANNUAL COMPENSATION                     AWARDS          PAYOUTS
                                  -------------------------------------------------------------------------------------
                                                           OTHER                  SECURITIES                 ALL
                                                           ANNUAL    RESTRICTED     UNDER-                  OTHER
                                                           COMPEN-      STOCK       LYING       LTIP       COMPEN-
 NAME AND                                                  SATION     AWARD(S)     OPTIONS/   PAYOUTS       SATION
 PRINCIPAL POSITION         YEAR   SALARY($)    BONUS($)   ($)(1)        ($)       SARS(#)      ($)         ($) (2)
- -----------------------------------------------------------------------------------------------------------------------
 Ray C. Davis               1995   225,000      138,294       0           0           0          0            2,250
  Chairman and Chief        1994   210,000      106,029       0           0           0          0            1,848
  Executive Officer(3)      1993   117,923         0          0           0        150,000       0              0

 Kelcy L. Warren            1995   213,000      117,826       0           0           0          0            2,130
  President and Chief       1994   205,000       93,250       0           0           0          0            1,848
  Operating Officer(3)      1993   188,063         0        4,500         0        150,000       0            3,265

 Robert L. Cavnar           1995   147,000       72,281       0           0         47,500       0            1,459
  Executive Vice            1994   135,000       54,529       0           0           0          0            1,350
  President,                1993    70,654         0       27,949         0        150,000       0              0
  Chief Financial Officer
  and Treasurer(4)

 Jim S. Holotik             1995   114,500       43,844       0           0         47,500       0            1,134
  Executive Vice
  President(5)

Notes to Summary Compensation Table

(1) The amount of "Other Annual Compensation" includes compensation for fiscal year 1994 only, and perquisites and other personal benefits, only if the aggregate amount of such compensation exceeds the lesser of $50,000 or 10% of the total annual salary and bonus reported for the named officer for the fiscal year 1995.
(2) Represents matching contributions made by the Company pursuant to the Company's 401(k) Plan.
(3)      Employed by the Company on June 4, 1993.
(4)      Employed by the Company on June 21, 1993.
(5)      Became an executive officer in 1996.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of Common Stock of the Company as of March 31, 1996, by (i) all persons known to the Company to be the beneficial owners of more than 5% of the Company's outstanding Common Stock, and (ii) by the Company's Directors, Named Executive Officers and all the Company's Directors and Executive Officers as a group:

                                                        BENEFICIALLY     RIGHT TO       PERCENT OF
                                                           OWNED         ACQUIRE          CLASS
  Certain Beneficial Owners
     Endevco Investors Joint Venture (1)                 2,576,659         --              21
     8080 N. Central Expressway, Suite 1200
     Dallas, TX  75206


  Directors and Executive Officers
     Richard D. Brannon (2)                                 55,000         --               *
     James W. Bryant (3)                                   509,062         --               4
     Robert L. Cavnar                                        5,000       69,500             *
     Ted Collins, Jr. (4)                                  228,832         --               2
     Ben H. Cook (5)                                     1,618,612      512,821            16
     Ray C. Davis (5)                                      381,388      829,231             9
     Scott G. Heape (6)                                     74,942         --               *
     David S. Hunt (7)                                          --         --               *
     Jim S. Holotik                                         10,866       39,500             *
     W.J. (Bill) Murray, Jr. (2)                            54,000                          *
     Kelcy L. Warren (5)                                   384,048      829,231             9
     All Directors and  Executive Officers
     as a group (11 persons)                             3,321,750    2,280,283            40

*Less than one percent.

(1) Pursuant to the Endevco Investors Joint Venture (the "Joint Venture"), each partner of the Joint Venture has the right to vote his pro rata share of the shares of Common Stock held by the Joint Venture.
(2) Includes 50,000 shares of Common Stock held by a partner in the Joint Venture over which this Stockholder has the right to vote.
(3) Does not include 544 shares beneficially owned by Mr. Bryant's wife as to which Mr. Bryant disclaims beneficial ownership.
(4) Includes 228,832 shares of Common Stock held by a partner in the Joint Venture over which this Stockholder has the right to vote.
(5) Excludes shares of Common Stock held by the Joint Venture. Such stockholder has disclaimed beneficial ownership of such securities.
(6) Includes 74,942 of shares held by H & S Production, Inc., Pension Trust, as a partner in the Joint Venture of which Mr. Heape is a beneficiary.
(7) Mr. Hunt is a beneficiary of the Lyda Hunt-Herbert Trust for David S. Hunt. Excludes 76,277 shares of Common Stock held by the Joint Venture indirectly owned by such trust. Mr. Hunt has disclaimed beneficial ownership of such securities.
(8) The address for all directors and executive officers is c/o The Secretary, Cornerstone Natural Gas, Inc., 8080 N. Central Expressway, Suite 1200, Dallas, Texas, 75206-1815.

                     OPTION/SAR GRANTS IN FISCAL YEAR 1995

    The following table sets forth information concerning the grant of stock options for the year ended December 31, 1995, to the named executive officers.

                                        INDIVIDUAL GRANT (1)
                    ------------------------------------------------------------

                                      % OF TOTAL                                   POTENTIAL REALIAZABLE VALUE AT
                                        OPTIONS                                    ASSUMED ANNUAL RATES OF STOCK
                                      GRANTED TO                                    APPRECIATION FOR OPTION TERM
                       NUMBER OF     EMPLOYEES IN   EXERCISE OR                     ----------------------------
                        OPTIONS       FISCAL YEAR    BASE PRICE     EXPIRATION
 NAME                   GRANTED           (%)        ($/SHARE)         DATE           5%($)             10%($)
 ----               -----------------------------------------------------------------------------------------------
 Ray C. Davis              0               0             --             --              --                 --
 Kelcy L. Warren           0               0             --             --              --                 --
 Robert L. Cavnar        47,500           17            1.75         2/15/05          52,277            132,480
 Jim S. Holotik          47,500           17            1.75         2/15/05          52,277            132,480

(1)      No Stock Appreciation Rights (SAR) were awarded in 1995.
(2) Grants were made on February 15, 1995, with the exercise price equal to the fair market value ($1.75) on that date. Options vest 20% annually beginning February 15, 1996.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

         The following table sets forth information concerning stock options and SARs exercised during the year ended December 31, 1995, and the fiscal year-end value of unexercised options and SARs for the named executive officers at December 31, 1995. The value of the unexercised stock options is based on the closing price per share of Common Stock of $2.25 on December 29, 1995, the last trading day of fiscal year 1995, minus the exercise price. As of that date, no SARs were outstanding.

                                                                                               VALUE OF
                             SHARES         VALUE          NUMBER OF SECURITIES               UNEXERCISED
                          ACQUIRED ON     REALIZED       UNDERLYING  UNEXERCISED        IN-THE-MONEY OPTIONS/SARS
                          EXERCISE (#)       ($)        OPTIONS/SARS AT FY-END (#)           AT FY-END ($)
                        -------------------------------------------------------------------------------------------
    NAME                                               EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
    ----                                               -----------    -------------    -----------    -------------
    Ray C. Davis               0              0           60,000          90,000          67,500          101,250
    Kelcy L. Warren            0              0           60,000          90,000          67,500          101,250
    Robert L. Cavnar           0              0           60,000         137,500          67,500          125,000
    Jim S. Holotik             0              0           30,000          92,500          33,750           74,375


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On May 28, 1993, the Company entered into that First Amended Stock Purchase Agreement (the "Stock Purchase Agreement") with Ray Davis, Trustee. Under the Stock Purchase Agreement, Ray Davis, Trustee, agreed to purchase 4,576,659 shares of Common Stock and Warrants to acquire 2,564,103 shares of Common Stock at $.78 per share for $3,000,000. In connection with the Company's emergence from bankruptcy on November 2, 1993, under the Stock Purchase Agreement, Endevco Investors Joint Venture (the "Joint Venture") purchased 2,576,659 shares of Common Stock; and Warrants to purchase 769,231, 512,821 and 769,231 shares of Common Stock at $.78 per share were issued to Mr. Davis, Mr.

Cook and Mr. Warren, respectively. In addition, Mr. Davis is the managing partner and Mr. Cook and Mr. Warren each have an interest in the Joint Venture.

The Company believes that the following described related transactions are in the ordinary course of its business and are competitive and comparable to those with unrelated persons and has taken measures to ensure they were conducted on an arm's-length basis.

The Company is a party to a consulting agreement with Cardinal Resources, Inc., owned by Mr. James W. Bryant, a Director of the Company, under which the Company pays $250,000 a year through November 2, 1997, for engineering and project management services. The Company entered into the consulting agreement as part of the Company's restructuring in 1993. The consulting agreement was assigned to Cardinal Resources, Inc., in 1994 from Mr. Bryant, and Mr. Bryant personally guarantees the performance. The original consulting agreement has been amended and modified to include one additional consultant which increased the fee to the current amount. On April 10, 1996, the Board agreed to modify the consulting agreement to eliminate Cardinal's and Mr. Bryant's obligations to bring business opportunities and projects to the Company.

The Company, through it's subsidiary, Cornerstone Pipeline Company, is a party to the Cornerstone/Merit Joint Venture, a joint venture with Mr. Ted Collins, Jr., a Director of the Company. The joint venture was formed in 1993 to develop certain targeted natural gas projects. Under the joint venture agreement, each party bears a portion of the development costs and has a right of first refusal on such projects.

The Company's subsidiary, Cornerstone Pipeline Company ("CPC") purchased all of the stock of Energy Transfer Corporation ("ETC") effective April 2, 1995, and all of the limited partnership interests of two limited partnerships, Energy Transfer I, LTD. ("ETI") effective as of April 2, 1995, and Energy Transfer II, LTD. ("ETII") effective July 1, 1995. ETC is the general partner of both ETI and ETII. The only asset of ETI and ETII is the Oletha pipeline gas gathering system. The Company had previously provided marketing and management services to ETC since 1994 for $5,000 a month. Mr. Kelcy L. Warren, the Company President, Chief Operating Officer and Director, received $57,600 as the sole owner of the stock of ETC; $1,411,200 as 50% owner of the limited partnership interest of ETI; and $262,000 as the owner of 50% limited partnership interest of ETII. Mr. Ray Davis, Chief Executive Officer and Chairman of the Board, and Mr. Ben H. Cook, a Director of the Company, each received $705,000 from the sale of limited partnership interest in ETI. Mr. Davis, in addition, received $129,000 from the sale of limited partnership interest in ETII. Mr. Warren was a director of the Company, but neither Mr. Cook nor Mr. Davis were officers or directors of the Company when ETI were formed to own and operate the Oletha system. Mr. Warren and Mr. Davis formed ETII in 1994 and had an investment of approximately $200,000. The Board of the Company formed a Special Committee to negotiate and determine the value of the acquisition.

CHANGE OF CONTROL AGREEMENTS

    Effective as of January 1, 1996, the Company entered into employment agreements (the "Employment Agreements") with Robert L. Cavnar, Jim S. Holotik, William

P. Williams, Richard W. Piacenti, and Kelly J. Jameson. Each of the Employment Agreements (other than Mr. Jameson) are for a two-year term and renew annually on the anniversary date thereof unless the Company gives the Executive ninety
(90) days written notice of the Company's intent to terminate such agreement. Mr. Jameson's Employment Agreement has an initial one-year term and is cancellable upon twelve months written notice by the Company. Each Employment Agreement provides that the Executive can terminate such Employment Agreement during a thirty (30) day period following a "change of control" as defined in the Employment Agreement. If the Executive terminates his Employment Agreement following a change of control, then (i) the Executive shall continue to be covered by the Company's group health and dental plans for a period of eighteen months following such termination and (ii) the Executive (other than Mr. Jameson) shall receive a severance benefit equal to two times the amount of his highest annual base salary during the term of the Agreement; provided however, that such benefits shall be limited to an amount that is $1 less than the amount that would trigger such severance payments from being considered to be a "parachute payment" under Section 280G of the Internal Revenue Code of 1986, as amended. Mr. Jameson will be entitled to receive a severance benefit equal to his highest annual base salary under his Employment Agreement.

    The term "change of control" is defined in the Employment Agreements as (i) a merger or consolidation transaction in which the holders of an aggregate of more than 50% of the issued and outstanding shares of voting capital stock of the Company immediately prior to giving effect a merger or consolidation do not hold at least 50% of the issued and outstanding voting stock of the surviving corporation, (ii) at any time more than 50% of the voting capital stock of the Company shall not be beneficially owned by the persons that beneficially own such voting capital stock on the execution date of the Employment Agreement or (iii) the Company sells all or substantially all of its assets to a person other than an affiliate of the Company.

OTHER AGREEMENTS

    Noncompetition Agreements. Ben H. Cook, Ray C. Davis and Kelcy L. Warren (the "Individuals") have each entered into Noncompetition Agreements dated as of April 20, 1996, with the Company, which will become effective at the Effective Time (as defined in the Merger Agreement).

    Consulting Agreement. Kelcy L. Warren has agreed that, if requested by the Parent prior to the Effective Time, he will enter into a one-year agreement to provide certain consulting services to the Company, for which he will receive a fee of $213,500, payable in 12 monthly installments.

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a)      (1)     Consolidated Financial Statements. Not amended.

             (2)     Consolidated Financial Statement Schedules. Not amended.

             (3)     Exhibits.

    Exhibit No.                                Description
    ----------                                 -----------
    +10.(a)          Employment Agreement dated January 1, 1996, between
                     Cornerstone Natural Gas, Inc. and Robert L. Cavnar

    +10.(b)          Employment Agreement dated January 1, 1996, between
                     Cornerstone Natural Gas, Inc. and Jim S. Holotik

    +10.(c)          Employment Agreement dated January 1, 1996, between
                     Cornerstone Natural Gas and William P. Williams

    +10.(d)          Employment Agreement dated January 1, 1996, between
                     Cornertone Natural Gas and Richard W. Piacenti

    +10.(e)          Employment Agreement dated January 1, 1996, between
                     Cornerstone Natural Gas and Kelly J. Jameson

     10.(f) Agreement and Plan of Merger, dated as of April 20, 1996, among El Paso Natural Gas Company and the El Paso Company

     10.(g)          Option Agreement, dated as of April 20, 1996, among the
                     Parent, the Offeror and certain Holders of shares of Common Stock, Options and Warrants

    +10.(h) None-Competition Agreement, dated as of April 20, 1996, between the Cornerstone Natural Gas, Inc. and Ben H. Cook

    +10.(i) None-Competition Agreement, dated as of April 20, 1996, between the Cornerstone Natural Gas, Inc. Company and Ray
                     C. Davis

    +10.(j) None-Competition Agreement, dated as of April 20, 1996, between the Cornerstone Natural Gas, Inc. and Kelcy L.
                     Warren

    +10.(k)          Form of Consulting Agreement with Kelcy L. Warren


    +Management agreement

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERSTONE NATURAL GAS, INC.


By: /s/ RAY C. DAVIS
   ---------------------------------
       Ray C. Davis
       Chairman of the Board
       and Chief Executive Officer

Date: April 26, 1996

                                  EXHIBIT LIST


   Exhibit No.                                Description
   ----------                                 -----------
    +10.(a)          Employment Agreement dated January 1, 1996, between
                     Cornerstone Natural Gas, Inc. and Robert L. Cavnar

    +10.(b)          Employment Agreement dated January 1, 1996, between
                     Cornerstone Natural Gas, Inc. and Jim S. Holotik

    +10.(c)          Employment Agreement dated January 1, 1996, between
                     Cornerstone Natural Gas, Inc. and William P. Williams

    +10.(d)          Employment Agreement dated January 1, 1996, between
                     Cornerstone Natural Gas, Inc. and Richard W. Piacenti

    +10.(e)          Employment Agreement dated January 1, 1996, between
                     Cornerstone Natural Gas, Inc. and Kelly J. Jameson

     10.(f) Agreement and Plan of Merger, dated as of April 20, 1996, among El Paso Natural Gas Company and the El Paso Company.

     10.(g)          Option Agreement, dated as of April 20, 1996, among the
                     Parent, the Offeror and the certain Holders of shares of Common Stock, Options and Warrants

    +10.(h) Non-Competition Agreement, dated as of April 20, 1996, between the Cornerstone Natural Gas, Inc. and Ben H. Cook

    +10.(i) Non-Competition Agreement, dated as of April 20, 1996, between the Cornerstone Natural Gas, Inc. and Ray C. Davis

    +10.(j) Non-Competition Agreement, dated as of April 20, 1996, between the Cornerstone Natural Gas, Inc. and Kelcy L.
                     Warren

    +10.(k)          Form of Consulting Agreement with Kelcy L. Warren


    +Management agreement