Form 10-Q
period 1996-03-31
CORNERSTONE NATURAL GAS INC
filed 1996-05-06
CIK 725625

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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
FILINGS REQUIREMENTS FOR THE PAST 90 DAYS.  YES  /X/     NO
                                                -----       -----

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.
YES  /X/     NO
    -----       -----

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


                                               SHARES OUTSTANDING AT
    CLASS OF COMMON STOCK                           MAY 1, 1996
    ---------------------                           -----------
        $.10 PAR VALUE                               12,515,959
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                            CORNERSTONE NATURAL GAS, INC.

                         INDEX TO QUARTERLY REPORT FORM 10-Q


                                                                         PAGE(S)
                                                                         -------

PART I.  Financial Information

    ITEM 1.   Financial Statements

              Consolidated Statements of Operations for the three
              months ended March 31, 1996, and 1995. . . . . . . . . . . . 3

              Consolidated Balance Sheets as of March 31, 1996, and
              December 31, 1995  . . . . . . . . . . . . . . . . . . . . . 4

              Consolidated Statements of Cash Flows for the three
              months ended March 31, 1996, and 1995. . . . . . . . . . . . 5

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

    ITEM 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 10

                            PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                    CORNERSTONE NATURAL GAS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                                            THREE MONTH PERIOD
                                                               ENDED MARCH 31,
                                                     ---------------------------
                                                           1996           1995
                                                     ------------   ------------
Revenues                                           $ 63,548,000   $ 25,645,000

Expenses:
     Cost of sales                                   56,548,000     22,150,000
     Operating expenses                               1,944,000      1,277,000
     Depreciation and amortization                      939,000        777,000
     General and administrative                       1,574,000      1,288,000
                                                     ------------   ------------
                                                     61,005,000     25,492,000
                                                     ------------   ------------
Operating earnings                                    2,543,000        153,000
                                                     ------------   ------------
Other income (expense):
     Interest income                                      8,000         27,000
     Interest expense                                  (602,000)      (443,000)
     Equity in net losses of unconsolidated
      subsidiaries                                       (3,000)        (1,000)
     Other                                               (4,000)        19,000
                                                     ------------   ------------
                                                       (601,000)      (398,000)
                                                     ------------   ------------
Earnings (loss) before income taxes                   1,942,000       (245,000)

Provision for current income taxes                       42,000              -
                                                     ------------   ------------

Net earnings (loss)                                $  1,900,000   $   (245,000)
                                                     ------------   ------------
                                                     ------------   ------------

Earnings (loss) per common and common
  equivalent share                                  $       .13    $      (.02)
                                                     ------------   ------------
                                                     ------------   ------------
Weighted average common and common
     equivalent shares outstanding                   14,833,000     12,516,000
                                                     ------------   ------------
                                                     ------------   ------------


  The accompanying notes are an integral part of these consolidated financial statements.

                    CORNERSTONE NATURAL GAS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS


                                                       March 31,   December 31,
                                                         1996          1995
                                                    -------------  -------------
                   ASSETS                            (UNAUDITED)
Current assets:
     Cash and cash equivalents                     $     178,000  $    908,000
     Accounts receivable                              21,670,000    21,790,000
     Inventory                                           465,000       336,000
     Other current assets                                234,000       283,000
                                                    -------------  -------------
          Total current assets                        22,547,000    23,317,000

Assets held for disposition                            1,000,000     1,000,000

Property, plant and equipment, at cost                66,542,000    64,642,000
     Less: accumulated depreciation                  (34,709,000)  (33,799,000)
                                                    -------------  -------------
     Net property, plant and equipment                31,833,000    30,843,000


Goodwill, net                                          3,530,000     3,559,000
Other assets                                             970,000       965,000
                                                    -------------  -------------
                                                   $  59,880,000 $  59,684,000
                                                    -------------  -------------
                                                    -------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current installments of long-term debt        $   1,661,000  $    464,000
     Accounts payable                                 26,436,000    25,077,000
     Accrued interest payable                             19,000        11,000
     Income tax payable                                  139,000       108,000
                                                    -------------  -------------
          Total current liabilities                   28,255,000    25,660,000
Commitments and contingent liabilities                         -             -
Long-term debt                                        16,535,000    20,704,000
Other liabilities                                        223,000       352,000
Stockholders' equity:
     Common stock, $.10 par value; 25,000,000 shares
          authorized; 12,515,959 shares issued and
          outstanding                                  1,252,000     1,252,000
     Additional paid-in capital                       51,298,000    51,298,000
     Accumulated deficit                             (37,683,000)  (39,582,000)
                                                    -------------  -------------
          Total stockholders' equity                  14,867,000    12,968,000
                                                    -------------  -------------
                                                   $  59,880,000 $  59,684,000
                                                    -------------  -------------
                                                    -------------  -------------


     The accompanying notes are an integral part of these consolidated financial statements.

                    CORNERSTONE NATURAL GAS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                         Three Month Period
                                                           Ended March 31,
                                                     ---------------------------
                                                         1996          1995
                                                     ------------   -----------
Cash flows from operating activities:
  Earnings (loss) . . . . . . . . . . . . . . . .   $  1,900,000   $  (245,000)
  Non-cash items included in earnings (loss):
   Depreciation and amortization  . . . . . . . .        939,000       777,000
   Equity in net losses of unconsolidated
    affiliates. . . . . . . . . . . . . . . . . .          3,000         1,000
   Other. . . . . . . . . . . . . . . . . . . . .        (11,000)      (22,000)
Changes in operating assets or liabilities
 which provided (used) cash during the period:
  Decrease in accounts receivable . . . . . . . .        119,000     1,402,000
  Increase in inventory . . . . . . . . . . . . .       (129,000)      (78,000)
  (Increase) decrease in other current assets . .         50,000       (29,000)
  Increase (decrease) in accounts payable . . . .      1,359,000    (1,065,000)
  Increase in accrued interest payable. . . . . .          8,000         1,000
  Increase in other current liabilities . . . . .         31,000             -
  Decrease in other liabilities . . . . . . . . .       (130,000)     (172,000)
                                                     ------------   -----------
Cash provided by operating activities . . . . . .      4,139,000       570,000

Cash flows from investing activities:
  Additions to property, plant and equipment. . .     (1,900,000)   (5,115,000)
  Other . . . . . . . . . . . . . . . . . . . . .          3,000             -
                                                     ------------   -----------
Cash used by investing activities . . . . . . . .     (1,897,000)   (5,115,000)

Cash flows from financing activities:
  Borrowings (repayments) of revolving debt . . .     (3,400,000)      700,000
  Additional borrowings . . . . . . . . . . . . .        575,000     4,000,000
  Reduction of long-term debt . . . . . . . . . .       (147,000)     (528,000)
                                                     ------------   -----------
Cash provided (used) by financing activities. . .     (2,972,000)    4,172,000
                                                     ------------   -----------

Decrease in cash and cash equivalents . . . . . .       (730,000)     (373,000)

Cash and cash equivalents:
  Beginning of period . . . . . . . . . . . . . .        908,000       655,000
                                                     ------------   -----------
  End of period . . . . . . . . . . . . . . . . .    $   178,000   $   282,000
                                                     ------------   -----------
                                                     ------------   -----------
Supplemental disclosures of cash flow information
Cash paid during the period for:
  Interest. . . . . . . . . . . . . . . . . . . .    $   609,000   $   484,000
  Income taxes. . . . . . . . . . . . . . . . . .    $    11,000   $         -


  The accompanying notes are an integral part of these consolidated financial statements.

                    CORNERSTONE NATURAL GAS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


NOTE 1 - BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements", and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of March 31, 1996, the results of its operations for the three months ended March 31, 1996, and the Company's cash flows for the three months ended March 31, 1996. Results of operations for the periods presented herein are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

NOTE 2 - IMPAIRMENT OF ASSETS

The Company adopted statement of Financial Accounting Standards No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in the first quarter of 1996. FAS 121 requires the Company to assess the need for impairment of capitalized costs based on expected future cash flows. There was no effect from the adoption of FAS 121.

NOTE 3 - LONG-TERM DEBT

The Company has an agreement ("Bank Facility") with a group led by the Bank of Oklahoma, National Association ("Bank"). The Bank Facility provides for up to $20 million in convertible loans ("Convertible Facility") and a revolving $10 million working capital facility ("Working Capital Facility"). On January 31, 1996, the Company converted $2 million previously borrowed under its Convertible Facililty to a four-year term note. The term note bears interest at the applicable prime rate plus two percent. As part of the Bank Facility, the term note is secured by essentially all the assets of the Company.

Any outstanding principal under the Convertible Facility at December 31, 1996, is to be repaid based on a five-year straight-line amortization with a balloon payment due June 30, 1999. At March 31, 1996, the outstanding principal under the Convertible Facility was $14.2 million. Therefore, $709,000 of this amount is included in current installments of long-term debt.

              ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

                           LIQUIDITY AND CAPITAL RESOURCES

SUBSEQUENT EVENTS. On April 20, 1996, Cornerstone Natural Gas, Inc., a Delaware corporation ("Cornerstone" or the "Company"), El Paso Natural Gas Company, a Delaware corporation (the "Parent") and The El Paso Company, a Delaware corporation, and an indirect wholly owned subsidiary of the Parent (the "Offeror"), entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Parent has agreed to acquire Cornerstone. Pursuant to the Merger Agreement, the Offeror on April 26, 1996 commenced a tender offer for all outstanding shares of the common stock, par value $0.10 per share (the "Shares"), of the Company at $6.00 cash per share net to the stockholders in cash without interest thereon (the "Offer Price"). The Shares not acquired in the tender offer will be converted into the right to receive $6.00 per Share in cash without interest pursuant to a merger of the Offeror with and into the Company. The tender offer is conditioned upon, among other things, there being validly tendered by the expiration date thereof and not withdrawn that number of Shares which, when added to the number of Shares issuable upon the exercise of presently exercisable warrants delivered to the Offeror in accordance with the terms of the Option Agreement (as described below), would represent at least a majority of the outstanding Shares on a fully diluted basis.

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

GENERAL. The Company has an agreement with a group led by the Bank of Oklahoma, National Association. The Bank Facility provides for up to $20 million in convertible loans and a revolving $10 million working capital facility. The Company's primary sources of capital in the first quarter of 1996 were cash provided by operations and proceeds from borrowings under its Bank Facility. On January 31, 1996, the Company converted $2 million previously borrowed under its Convertible Facililty to a four-year term note. The term note bears interest at the applicable prime rate plus two percent. As part of the Bank Facility, the term note is secured by essentially all the assets of the Company.

CASH FLOWS FROM OPERATING ACTIVITIES. Cash provided by operating activities was $4.1 million in the first quarter of 1996 compared to $570,000 in the first quarter of 1995. This was primarily the result of increased earnings and increased accounts payable. Earnings increased primarily from increased natural gas volumes and prices in both natural gas processing and natural gas gathering and marketing. Accounts payable increased from both the increase in natural gas prices and the timing of certain payments for natural gas.

INVESTING ACTIVITIES. The Company made capital expenditures of $1.9 million in the first quarter of 1996. These expenditures were primarily for (i) the purchase of the Hatcher gas gathering system in Custer County, Oklahoma,
(ii) the meeting of certain conditions which caused additional purchase price to be owed to the sellers with regard to the acquisition of the Oletha system, and
(iii) the connection of natural gas wells to the Company's gathering systems.

FINANCING ACTIVITIES. Cash used by financing activities was $3.0 million in the first quarter of 1996. The Company primarily used cash generated from operations to reduce the amount due under its Working Capital Facility from $3.4 million at December 31, 1995, to zero at March 31, 1996. The Company borrowed $575,000 in connection with the purchase of the Hatcher gathering system. The Bank had issued, for the Company's benefit, $3.4 million in standby letters of credit for natural gas purchases.

                                RESULTS OF OPERATIONS
                      THREE MONTHS ENDED MARCH 31, 1996 COMPARED
                         TO THREE MONTHS ENDED MARCH 31, 1995

GENERAL. The Company had net earnings of $1.9 million ($.13 per share) in the first quarter of 1996 compared to a net loss of $245,000 ($.02 per share) in the first quarter of 1995. The Company's earnings before interest, income taxes and depreciation ("EBITD") were $3.5 million in 1996 compared to $930,000 in 1995. The increased performance was primarily related to increased natural gas volumes and prices in both the processing and in the gathering and marketing segments.

NATURAL GAS PROCESSING. The following table provides pertinent information relating to the Company's natural gas processing operations:


                                         THREE MONTHS ENDED
                                               MARCH 31,
                                  ------------------------------    INCREASE
                                        1996           1995        (DECREASE)
                                  ---------------  -------------  -------------
(IN THOUSANDS)
    Revenues                          $   11,733      $   5,745      $   5,988
    Gross margin                      $    4,369      $   2,236      $   2,133
    EBITD (1)                         $    2,754      $   1,180      $   1,574

(MMCFD)
   Natural gas processed                     111             61             50
   Natural gas treated                         5             16            (11)
   Natural gas gathered                       13              5              8

(THOUSAND GALLONS PER DAY)
   Natural gas liquids produced              224            118            106


(1) EBITD is not a measure of operating performance and/or cash flow determined under generally accepted accounting principles ("GAAP") and should be considered secondary to determinations under GAAP in measuring operating results and cash flows.

The Company's natural gas processing operations provided 18% of total revenues and 62% of total gross margin in 1996 compared to 22% and 64%, respectively, in 1995. Revenues, gross margin and EBITD increased 104%, 95%, and 133%, respectively. This was primarily the result of (i) the Calhoun plant expansion,
(ii) increased drilling and subsequent volumes available for processing at the Company's North Louisiana facilities, (iii) increased natural gas prices and
(iv) the reactivation of the Iola plant.

Inlet natural gas volumes processed increased 20 MMCFD as a result of the expansion of its Calhoun natural gas processing plant and gathering system. Inlet natural gas volumes processed increased an additional 18 MMCFD primarily from new production available as drilling in the area around the Company's North Louisiana facilities has experienced a dramatic increase. The Company has begun installation of an additional cryogenic natural gas processing plant to handle
the expected volume increases from new production.   The Company generally
receives a portion of both the natural gas and natural gas liquids as its processing fee at its North Louisiana facilities. The average price received for natural gas under these arrangements increased to $2.75 in 1996 from $1.37 in 1995.

The Company's Iola natural gas processing plant became operational in August 1995. This plant, which had been idle since 1988, processed 12 MMCFD and produced 48 thousand gallons per day of natural gas liquids (including ethane) in the first quarter of 1996.

NATURAL GAS GATHERING AND MARKETING. The following table provides pertinent information relating to the Company's natural gas gathering and marketing operations:


                                         THREE MONTHS ENDED
                                               MARCH 31,
                                  ------------------------------    INCREASE
                                         1996          1995        (DECREASE)
                                  ---------------  -------------  -------------
(IN THOUSANDS)
    Revenues                          $   51,815      $  19,900      $  31,915
    Gross margin                      $    2,631      $   1,259      $   1,372
    EBITD                             $    1,773      $     649      $   1,124

(MMCFD)
   Natural gas sales                         242            157             85


The Company's natural gas gathering and marketing operations provided 82% of total revenues and 38% of total gross margin in 1996 compared to 78% and 36% in 1995. Revenues, gross margin, and EBITD increased 160%, 109%, and 173%, respectively. This was primarily the result of (i) the addition of the Oletha system, (ii) increased volumes on other systems and (iii) increased third party marketing.

The Company acquired the Oletha system in the second quarter of 1995. This system averaged 40 MMCFD in the first quarter of 1996 and contributed $533,000 to gross margin. Volumes on the Company's other systems increased 16 MMCFD and third party marketing increased 29 MMCFD. Higher natural gas prices and greater volatility provided opportunities for the Company to make increased margins on natural gas sales in the first quarter.

                             PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in certain legal actions and claims arising in the ordinary course of business. It is the opinion of Management that such litigation and claims will be resolved without material adverse effect on the Company's financial position.

ITEM 5.  OTHER INFORMATION

On April 20, 1996, Cornerstone Natural Gas, Inc., a Delaware corporation ("Cornerstone" or the "Company"), El Paso Natural Gas Company, a Delaware corporation (the "Parent") and The El Paso Company, a Delaware corporation, and an indirect wholly owned subsidiary of the Parent (the "Offeror"), entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Parent has agreed to acquire Cornerstone. Pursuant to the Merger Agreement, the Offeror on April 26, 1996 commenced a tender offer for all outstanding shares of the common stock, par value $0.10 per share (the "Shares"), of the Company at $6.00 cash per share net to the stockholders in cash without interest thereon (the "Offer Price"). The Shares not acquired in the tender offer will be converted into the right to receive $6.00 per Share in cash without interest pursuant to a merger of the Offeror with and into the Company. The tender offer is conditioned upon, among other things, there being validly tendered by the expiration date thereof and not withdrawn that number of Shares which, when added to the number of Shares issuable upon the exercise of presently exercisable warrants delivered to the Offeror in accordance with the terms of the Option Agreement (as described below), would represent at least a majority of the outstanding Shares on a fully diluted basis.

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

On April 26, 1996, the Offeror commenced a tender offer for all the Shares pursuant to the Merger Agreement. On April 26, 1996, the Company filed a schedule 14d-9 recommending that the stockholders of the Company accept the offer and approve the merger.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS
    27.1 Financial Data Schedule.

(b) REPORTS ON FORM 8-K

    None

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                   CORNERSTONE NATURAL GAS, INC.
                   (Registrant)



Date: May 6, 1996    By:  /s/Robert L. Cavnar
                          --------------------------------------------------
                                         Robert L. Cavnar
                          Executive Vice President and Chief Financial Officer
                                    (Principal Financial Officer)



Date: May 6, 1996    By:  /s/Richard W. Piacenti
                          ---------------------------------------------------
                                         Richard W. Piacenti
                          Vice President and Controller
                                    (Principal Accounting Officer)

                                  INDEX TO EXHIBITS

EXHIBIT NO.                                      DOCUMENT

    27.1      Financial Data Schedule.